Form 10QSB
period 1995-11-30
TECHNOLOGY 80 INC
filed 1996-01-12
CIK 735703

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER
     30, 1995.
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____ TO ____.

                  Commission File Number 0-13870

                        Technology 80 Inc.
(Exact name of small business issuer as specified in its charter)

                Minnesota                          41-1373380
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)

658 Mendelssohn Avenue North, Minneapolis, Minnesota      55427
(Address of principal executive offices)                    (Zip Code)

                          (612) 542-9545
                   (Issuer's telephone number)

                               N/A
       (Former name, former address and former fiscal year,
                  if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practible date.

       Common Stock, $0.01 par value               1,563,420
            (Title of Class)                 (Shares Outstanding)

                       Part I - Financial Information
Item 1:  Financial Statements
                            TECHNOLOGY 80 INC.
                         CONDENSED BALANCE SHEETS
                                                       November 30,   August 31,
                         ASSETS                            1995          1995
                                                        (Unaudited)
CURRENT ASSETS                                         ------------  -----------
  Cash and cash equivalents                             $  700,071   $  926,163
  Short-term investments                                   265,337      917,271
  Accounts receivable (less allowance for doubtful
     accounts: Nov. 30 - $9,000; Aug. 31 - $9,000)         503,910      506,815
  Inventories                                              828,178      797,794
  Deferred taxes                                            46,625       43,000
  Other current assets                                      26,192       41,945
                                                        ----------   ----------
     TOTAL CURRENT ASSETS                               $2,370,313   $3,232,988
                                                        ----------   ----------
PROPERTY AND EQUIPMENT
  Furniture and equipment                                  405,216      402,752
  Leasehold improvements                                    23,060       23,060
                                                        ----------   ----------
                                                           428,276      425,812
  Less accumulated depreciation                            342,056      335,625
                                                        ----------   ----------
                                                            86,220       90,187
                                                        ----------   ----------
OTHER ASSETS
  Investments                                            1,573,658      831,200
  Deferred taxes                                            25,000       41,000
                                                        ----------   ----------
                                                         1,598,658      872,200
                                                        ----------   ----------
       TOTAL ASSETS                                     $4,055,191   $4,195,375
                                                        ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $   62,175   $   51,000
  Accrued payroll and payroll taxes                        142,218      172,517
  Accrued liabilities - other                                2,595       42,016
                                                        ----------   ----------
     TOTAL CURRENT LIABILITIES                             206,988      265,533
                                                        ----------   ----------
DEFERRED INCOME TAXES                                          -         72,000
                                                        ----------   ----------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value (authorized -
     5,000,000 shares; issued and outstanding -
     Nov. 30, 1,563,420, Aug. 31, 1,561,670 shares)         15,634       15,617
  Paid-in capital                                        3,374,193    3,372,648
  Other - loans                                           (162,263)    (163,705)
  Unrealized gain (loss) on available-for-sale
     securities                                            (20,153)      83,091
  Retained earnings                                        640,792      550,191
                                                        ----------   ----------
                                                         3,848,203    3,857,842
                                                        ----------   ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $4,055,191   $4,195,375
                                                        ==========   ==========
<F01>
See notes to condensed financial statements.

                            TECHNOLOGY 80 INC.

                      CONDENSED STATEMENTS OF INCOME

                                (UNAUDITED)

                                                          Three months ended
                                                             November 30,
                                                             1995         1994
                                                          ---------    ---------
REVENUES
  Product sales - industrial control products              $861,193     $759,452
  Product sales - channel                                       -         35,700
  Other                                                      10,878        3,077
                                                           --------     --------
     TOTAL REVENUES                                         872,071      798,229

COST OF GOODS SOLD                                          349,466      279,380
                                                           --------     --------
GROSS PROFIT                                                522,605      518,849
                                                           --------     --------
OPERATING EXPENSES
  General and administrative                                125,919       91,983
  Research and development                                  137,653      103,977
  Selling                                                   175,956      165,311
                                                           --------     --------
     TOTAL OPERATING EXPENSES                               439,528      361,271
                                                           --------     --------
INCOME FROM OPERATIONS                                       83,077      157,578

OTHER INCOME                                                 42,525       23,480
                                                           --------     --------
INCOME BEFORE INCOME TAXES                                  125,602      181,058

PROVISION FOR INCOME TAXES                                   35,000       55,625
                                                           --------     --------
NET INCOME                                                 $ 90,602     $125,433
                                                           ========     ========
EARNINGS PER SHARE                                            $0.05        $0.08
                                                           ========     ========
<F02>
See notes to condensed financial statements.

                            TECHNOLOGY 80 INC.

                    CONDENSED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)
                                                           Three months ended
                                                              November 30,
                                                             1995         1994
                                                          ---------    ---------
OPERATING ACTIVITIES
  Net income                                              $ 90,602     $125,433
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
     Depreciation and amortization                           6,688        5,837
     Deferred taxes                                        (59,625)      54,000
     Gain on sale of fixed asset                               (62)         -
     Changes in operating assets and liabilities:
       Accounts receivable                                   2,905      144,218
       Inventories                                         (30,384)      35,348
       Other current assets                                 15,753       (9,270)
       Accounts payable                                     11,175        3,665
       Due to related parties                                  -        (24,500)
       Accrued liabilities                                 (69,721)     (83,208)
                                                          --------     --------
          NET CASH PROVIDED (USED) BY OPERATING
          ACTIVITIES                                       (32,669)     251,523
                                                          --------     --------
INVESTING ACTIVITIES
  Sale of equipment                                          1,350          -
  Purchase of property and equipment                        (4,009)     (20,126)
  Purchase of investments                                 (193,768)    (368,839)
  Payments on other - loans                                  1,442        1,393
                                                          --------     --------
     NET CASH PROVIDED IN INVESTING ACTIVITIES            (194,985)    (387,572)
                                                          --------     --------
FINANCING ACTIVITIES
  Proceeds from exercise of stock options                    1,562          -
                                                          --------     --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES               1,562          -
                                                          --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (226,092)    (136,049)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD       926,163      458,433
                                                          --------     --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD            $700,071     $322,384
                                                          ========     ========
<F03>
See notes to condensed financial statements.

                            TECHNOLOGY 80 INC.

            NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                             November 30, 1995


NOTE A - FINANCIAL INFORMATION

  The unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the financial statements and notes in the Company's 1995 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

  In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the interim periods.

NOTE B - EARNINGS PER SHARE

  Earnings per share is based upon the number of weighted average common shares outstanding of 1,726,161 for the quarter ended November 30, 1995 and 1,642,598 for the quarter ended November 30, 1994.

Item 2:  Management's Discussion and Analysis


Results of Operations

Revenues for the first quarter ended November 30, 1995 increased 9% over the same period the preceding year. The revenue increase for the three months ended November 30, 1995 was due to an increase in sales volume of 13% in the industrial control systems product line over the same period the prior year.

Gross profit percentages for the three months ended November 30, 1995 was 60% compared to 65% for the three months ended November 30, 1994. The decrease is primarily due to meeting the demands of a more competitive market and cost increases.

Operating expenses as a percentage of sales was 50% for the three months ended November 30, 1995 compared to 45% for the same period the prior year. The increase is primarily due to increasing engineering and marketing staff.

Other income increased $19,045 for the quarter ended November 30, 1995 from the same period the preceding year. The increase was primarily due to increased investment income.

Net income was $90,602 and $125,433 for the quarter ended November 30, 1995 and November 30, 1994 respectively. This represents a 28% decrease.

Liquidity and Capital Resources

Registrant's balance sheet shows a strong capital position. Operations used $32,669 in cash. Cash and cash equivalents decreased $226,092 since August 31, 1995. The company used $193,768 to purchase investments since August 31, 1995. Registrant expects that there will be sufficient capital to fund its operations during fiscal year 1996.

Registrant has no debt and does not anticipate, at this time, that it will be necessary to seek any debt financing in the near future for ongoing operations, but may consider some type of financing for other purposes.

                        Part II - Other Information

Item 1:   Legal Proceedings

          None.

Item 2:   Changes in Securities

          None.

Item 3:   Defaults Upon Senior Securities

          None.

Item 4:   Submission of Matters to a Vote of Security Holders

          None.

Item 5:   Other Information

          None.

Item 6:   Exhibits and Reports on Form 8-K

          a. Exhibits

             Exhibit 27. Financial Data Schedule.

          b. Reports on Form 8-K

             None.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           Technology 80, Inc.
                                           Registrant


January 12, 1996                           Duane Markus
Date                                       Duane Markus
                                           President, CEO