Form 10QSB
period 1996-02-29
TECHNOLOGY 80 INC
filed 1996-04-12
CIK 735703

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY
     29, 1996.
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____ TO ____.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practible date.

       Common Stock, $0.01 par value               1,563,420
            (Title of Class)                 (Shares Outstanding)

                       Part I - Financial Information
Item 1:  Financial Statements
                            TECHNOLOGY 80 INC.
                         CONDENSED BALANCE SHEETS
                                (UNAUDITED)
                         ASSETS                        February 29,   August 31,
                                                           1996          1995
CURRENT ASSETS                                         ------------  -----------
  Cash and cash equivalents                             $  656,609   $  926,163
  Short-term investments                                   105,612      917,271
  Accounts receivable (less allowance for doubtful
     accounts: Feb. 29 - $9,000; Aug. 31 - $9,000)         543,174      506,815
  Inventories                                              830,123      797,794
  Deferred taxes                                               -         43,000
  Other current assets                                      37,298       41,945
                                                        ----------   ----------
     TOTAL CURRENT ASSETS                                2,172,816    3,232,988
                                                        ----------   ----------
PROPERTY AND EQUIPMENT
  Furniture and equipment                                  415,043      402,752
  Leasehold improvements                                    23,060       23,060
                                                        ----------   ----------
                                                           438,103      425,812
  Less accumulated depreciation                            348,893      335,625
                                                        ----------   ----------
                                                            89,210       90,187
                                                        ----------   ----------
OTHER ASSETS
  Investments                                            2,252,408      831,200
  Deferred taxes                                            25,000       41,000
                                                        ----------   ----------
                                                         2,277,408      872,200
                                                        ----------   ----------
       TOTAL ASSETS                                     $4,539,434   $4,195,375
                                                        ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $  189,339   $   51,000
  Accrued payroll and payroll taxes                        122,285      172,517
  Accrued liabilities - other                               34,735       42,016
                                                        ----------   ----------
     TOTAL CURRENT LIABILITIES                             346,359      265,533
                                                        ----------   ----------
DEFERRED INCOME TAXES                                       67,500       72,000
                                                        ----------   ----------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value (authorized -
     5,000,000 shares; issued and outstanding -
     Feb. 29, 1,563,420, Aug. 31, 1,561,670 shares)         15,634       15,617
  Paid-in capital                                        3,374,193    3,372,648
  Other - loans                                           (162,263)    (163,705)
  Unrealized gain on available-for-sale securities         100,989       83,091
  Retained earnings                                        797,022      550,191
                                                        ----------   ----------
                                                         4,125,575    3,857,842
                                                        ----------   ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $4,539,434   $4,195,375
                                                        ==========   ==========
<F01>
See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.

                      CONDENSED STATEMENTS OF INCOME

                                (UNAUDITED)
                                    Three months ended      Six months ended
                                       February 29,            February 29,
                                      1996       1995        1996        1995
                                   ---------- ----------  ----------  ----------
REVENUES                           $1,061,504 $  818,424  $1,933,575  $1,616,653

COST OF GOODS SOLD                    440,014    303,024     789,480     582,404
                                   ---------- ----------  ----------  ----------
GROSS PROFIT                          621,490    515,400   1,144,095   1,034,249
                                   ---------- ----------  ----------  ----------
OPERATING EXPENSES
  General and administrative          113,594    100,464     239,514     192,447
  Research and development            145,636    109,451     283,289     213,428
  Selling                             160,111    147,713     336,065     313,024
                                   ---------- ----------  ----------  ----------
     TOTAL OPERATING EXPENSES         419,341    357,628     858,868     718,899
                                   ---------- ----------  ----------  ----------

INCOME FROM OPERATIONS                202,149    157,772     285,227     315,350

OTHER INCOME                           46,080     29,828      88,604      53,308
                                   ---------- ----------  ----------  ----------
INCOME BEFORE INCOME TAXES            248,229    187,600     373,831     368,658

PROVISION FOR INCOME TAXES             92,000     69,125     127,000     124,750
                                   ---------- ----------  ----------  ----------
NET INCOME                         $  156,229 $  118,475  $  246,831  $  243,908
                                   ========== ==========  ==========  ==========

EARNINGS PER SHARE                      $0.09      $0.07       $0.14       $0.15
                                        =====      =====       =====       =====
<F02>
See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.

                    CONDENSED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)
                                                            Six months ended
                                                              February 29,
                                                            1996         1995
                                                        -----------  -----------
OPERATING ACTIVITIES
  Net income                                            $  246,831   $  243,908
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                           13,525       11,973
     Deferred taxes                                         59,000      121,500
     Gain on sale of investments                           (28,576)           0
     Gain on sale of fixed asset                               (62)           0
     Changes in operating assets and liabilities:
       Accounts receivable                                 (36,359)      59,774
       Inventories                                         (32,329)       3,312
       Other current assets                                  4,647      (17,889)
       Accounts payable                                    138,339       86,770
       Due to related parties                                    0      (24,500)
       Accrued liabilities                                 (57,513)     (63,878)
                                                        ----------   ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES        307,503      420,970
                                                        ----------   ----------
INVESTING ACTIVITIES
  Proceeds from sale of equipment                            1,350            0
  Purchase of equipment                                    (13,836)     (26,491)
  Proceeds from sales and maturities of investments      1,108,811            0
  Purchases of investments                              (1,676,386)    (607,372)
  Repayment of other - loans                                 1,442        2,979
                                                        ----------   ----------
     NET CASH USED IN INVESTING ACTIVITIES                (578,619)    (630,884)
                                                        ----------   ----------
FINANCING ACTIVITIES
  Proceeds from exercise of stock options                    1,562        8,203
                                                        ----------   ----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES               1,562        8,203
                                                        ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (269,554)    (201,711)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD       926,163      458,433
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD          $  656,609   $  256,722
                                                        ==========   ==========
<F03>
See notes to condensed financial statements.

                         TECHNOLOGY 80 INC.

       NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                        February 29, 1996


NOTE A - FINANCIAL INFORMATION

     The unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed balance sheet at August 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the financial statements and notes in the Company's 1995 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the interim periods.

NOTE B - EARNINGS PER SHARE

     Earnings per share is based upon the number of weighted average common shares outstanding of 1,732,490 for the quarter ended February 29, 1996 and 1,648,417 for the quarter ended
     February 28, 1995.

Item 2:  Management's Discussion and Analysis


Results of Operations

Revenues for the second quarter ended February 29, 1996 increased 30% over the same period the preceding year and increased 20% for the six months ended February 29, 1996. The revenue increase for the three and six months ended February 29, 1996 was due to an increase in sales volume. Registrant's backlog is up 86% since fiscal year end August 31, 1995. The backlog is deliverable within the next twelve months or less and is cancelable.

Gross profit percentages for the second quarter ended February 29, 1996 and February 28, 1995 was 59% and 63% respectively. Gross profit percentages for the six months ended February 29, 1996 was 59% compared to 64% for the six months ended February 28, 1995. The decrease is primarily due to meeting the demands of a more competitive market and cost increases.

Operating expenses as a percentage of sales was 40% for the three months and 44% for the six months ended February 29, 1996 compared to 44% for the same periods the prior year.

Other income increased $16,252 for the quarter ended February 29, 1996 and increased $35,296 for the six months ended February 29, 1996 from the same periods the preceding year. The increase was primarily due to increased investment income.

Net income was $156,229 and $118,475 for the quarter ended
February 29, 1996 and February 28, 1995 respectively. This represents a 32% increase. For the six months ended February 29, 1996 and 1995, net income was $246,831 and $243,908 respectively.

Liquidity and Capital Resources

Registrant's balance sheet shows a strong capital position. Operations provided $307,503 in cash compared to $420,970 the same period the prior year. Cash and cash equivalents decreased $269,554 since August 31, 1995. The company used $580,061 to purchase investments and equipment since August 31, 1995. Registrant expects that there will be sufficient capital to fund its operations during fiscal year 1996.

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

               None.

Item 5:        Other Information

               None.

Item 6:        Exhibits and Reports on Form 8-K

               a. Exhibits

                  Exhibit 11 -- Statement Re: Computation of Per-Share Earnings (following signature page)

                  Exhibit 27 -- Financial Data Schedule.

               b. Reports on Form 8-K

                  None.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            Technology 80 Inc.
                                               (Registrant)


          April 12, 1996            /s/ Duane Markus, President, CEO
              (Date)                    Duane Markus, President, CEO