Form 10QSB
period 1996-05-31
TECHNOLOGY 80 INC
filed 1996-07-12
CIK 735703

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31,
     1996.
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____ TO ____.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practible date.

       Common Stock, $0.01 par value               1,567,795
            (Title of Class)                 (Shares Outstanding)

                       Part I - Financial Information
Item 1:  Financial Statements
                            TECHNOLOGY 80 INC.
                         CONDENSED BALANCE SHEETS
                                (UNAUDITED)
                     ASSETS                                May 31,   August 31,
                                                            1996         1995
CURRENT ASSETS                                          -----------  -----------
  Cash and cash equivalents                             $  318,828   $  926,163
  Short-term investments                                   200,465      917,271
  Accounts receivable (less allowance for doubtful
     accounts: May 31 - $9,000; Aug. 31 - $9,000)          532,140      506,815
  Inventories                                              902,494      797,794
  Deferred taxes                                                 0       43,000
  Other current assets                                      41,568       41,945
                                                        ----------   ----------
     TOTAL CURRENT ASSETS                                1,995,495    3,232,988
                                                        ----------   ----------
PROPERTY AND EQUIPMENT
  Furniture and equipment                                  415,682      402,752
  Leasehold improvements                                    23,060       23,060
                                                         ---------   ----------
                                                           438,742      425,812
  Less accumulated depreciation                            356,284      335,625
                                                        ----------   ----------
                                                            82,458       90,187
                                                        ----------   ----------
OTHER ASSETS
  Investments                                            2,571,856      831,200
  Deferred taxes                                            25,000       41,000
                                                        ----------   ----------
                                                         2,596,856      872,200
                                                        ----------   ----------
       TOTAL ASSETS                                     $4,674,809   $4,195,375
                                                        ==========   ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                      $   78,332   $   51,000
  Accrued payroll and payroll taxes                        149,715      172,517
  Accrued liabilities - other                              108,419       42,016
                                                        ----------   ----------
     TOTAL CURRENT LIABILITIES                             336,466      265,533
                                                        ----------   ----------
DEFERRED INCOME TAXES                                       58,000       72,000
                                                        ----------   ----------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value (authorized -
     5,000,000 shares; issued and outstanding -
     May 31, 1,567,795, Aug. 31, 1,561,670 shares)          15,678       15,617
  Paid-in capital                                        3,379,845    3,372,648
  Other - loans                                           (162,263)    (163,705)
  Unrealized gain on available-for-sale securities          86,388       83,091
  Retained earnings                                        960,695      550,191
                                                        ----------   ----------
                                                         4,280,343    3,857,842
                                                        ----------   ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $4,674,809   $4,195,375
                                                        ==========   ==========
<F01>
See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.

                      CONDENSED STATEMENTS OF INCOME

                                (UNAUDITED)
                                      Three months ended    Nine months ended
                                           May 31,               May 31,
                                       1996       1995       1996        1995
                                    ---------- ---------- ----------  ----------
REVENUES                            $1,087,912   $968,026 $3,021,487  $2,584,679

COST OF GOODS SOLD                     437,920    366,502  1,227,400     948,906
                                    ---------- ---------- ----------  ----------
GROSS PROFIT                           649,992    601,524  1,794,087   1,635,773
                                    ---------- ---------- ----------  ----------
OPERATING EXPENSES
  General and administrative           121,304     88,968    360,818     281,415
  Research and development             165,123    117,197    448,412     330,625
  Selling                              181,399    163,455    517,464     476,479
                                    ---------- ---------- ----------  ----------
     TOTAL OPERATING EXPENSES          467,826    369,620  1,326,694   1,088,519
                                    ---------- ---------- ----------  ----------
INCOME FROM OPERATIONS                 182,166    231,904    467,393     547,254

OTHER INCOME                            78,507     27,693    167,111      81,001
                                    ---------- ---------- ----------  ----------
INCOME BEFORE INCOME TAXES             260,673    259,597    634,504     628,255

PROVISION FOR INCOME TAXES              97,000     91,893    224,000     216,643
                                    ---------- ---------- ----------  ----------
NET INCOME                          $  163,673   $167,704 $  410,504  $  411,612
                                    ========== ========== ==========  ==========
EARNINGS PER SHARE                       $0.10      $0.10      $0.24       $0.25
                                         =====      =====      =====       =====
<F02>
See notes to condensed financial statements

                             TECHNOLOGY 80 INC.

                    CONDENSED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)
                                                           Nine months ended
                                                                May 31,
                                                           1996         1995
                                                        -----------  -----------
OPERATING ACTIVITIES
  Net income                                            $  410,504   $  411,612
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                           20,916       19,075
     Deferred taxes                                         45,000      211,000
     Gain on sale of investments                           (76,964)           0
     Gain on sale of fixed asset                               (62)           0
     Changes in operating assets and liabilities:
       Accounts receivable                                 (25,325)      72,265
       Inventories                                        (104,700)     (15,993)
       Other current assets                                    377      (32,886)
       Accounts payable                                     27,332       74,326
       Due to related parties                                    0      (24,500)
       Accrued liabilities                                  43,601      (82,635)
                                                        ----------   ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES        340,679      632,264
                                                        ----------   ----------

INVESTING ACTIVITIES
  Proceeds from sale of equipment                            1,350            0
  Purchase of equipment                                    (14,475)     (47,860)
  Proceeds from sales and maturities of investments      1,967,764            0
  Purchases of investments                              (2,911,353)    (935,887)
  Repayment of other - loans                                 1,442        4,378
                                                        ----------   ----------
     NET CASH USED IN INVESTING ACTIVITIES                (955,272)    (979,369)
                                                        ----------   ----------
FINANCING ACTIVITIES
  Proceeds from exercise of stock options                    7,258        8,203
                                                        ----------   ----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES               7,258        8,203
                                                        ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (607,335)    (338,902)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD       926,163      458,433
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD          $  318,828   $  119,531
                                                        ==========   ==========
<F03>
See notes to condensed financial statements.

                         TECHNOLOGY 80 INC.

       NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                           May 31, 1996


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

NOTE B - EARNINGS PER SHARE

     Earnings per share is based upon the number of weighted average common shares outstanding of 1,718,574 for the quarter ended May 31, 1996 and 1,659,450 for the quarter ended May 31, 1995.

Item 2:  Management's Discussion and Analysis


Results of Operations

Revenues for the third quarter ended May 31, 1996 increased 12% and increased 17% for the nine months ended May 31, 1996 over the same periods the preceding year . The revenue increase for the three and nine months ended May 31, 1996 was due to an increase in sales volume. Registrant's backlog is up 67% since fiscal year end August 31, 1995. The backlog is deliverable within the next twelve months or less and is cancelable.

Gross profit percentages for the third quarter ended May 31, 1996 and May 31, 1995 was 60% and 62% respectively. Gross profit percentages for the nine months ended May 31, 1996 was 59% compared to 63% for the nine months ended May 31, 1995. The decrease is primarily due to meeting the demands of a more competitive market and cost increases.

Operating expenses as a percentage of sales was 43% for the three months and 44% for the nine months ended May 31, 1996 compared to 38% and 42% for the same periods the prior year.

Other income increased $50,814 for the quarter ended May 31, 1996 and increased $86,110 for the nine months ended May 31, 1996 from the same periods the preceding year. The increase was primarily due to increased investment income.

Net income was $163,673 and $167,704 for the quarter ended May
31, 1996 and May 31, 1995 respectively. This represents a 2% decrease. For the nine months ended May 31, 1996 and 1995, net income was $410,504 and $411,612 respectively.

Liquidity and Capital Resources

Registrant's balance sheet shows a strong capital position. Operations provided $340,679 in cash compared to $632,264 the same period the prior year. Cash and cash equivalents decreased $607,335 since August 31, 1995. The company used $955,272 in investing activities since August 31, 1995. Registrant expects that there will be sufficient capital to fund its operations during fiscal year 1996.

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

          None.

Item 5:   Other Information

          None.

Item 6:  Exhibits and Reports on Form 8-K

          a. Exhibits

             Exhibit 11 -- Statement Re: Computation of Per-
             Share Earnings (following signature page)

          b. Reports on Form 8-K

             None.

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Technology 80 Inc.
                                               (Registrant)


            July 12, 1996            /s/ Duane Markus, President, CEO
              (Date)                  Duane Markus, President, CEO