Form 10KSB
period 1996-08-31
TECHNOLOGY 80 INC
filed 1996-11-29
CIK 735703

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           Form 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended August 31, 1996.
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                  Commission File Number 0-13870

                        Technology 80 Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                Minnesota                          41-1373380
       -----------------------------    ------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

658 Mendelssohn Avenue North, Minneapolis, Minnesota     55427
-----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                          (612) 542-9545
                    --------------------------
                   (Issuer's telephone number)

Securities to be registered under Section 12(b) of the Act:  None
                                                             ----
Securities to be registered under Section 12(g) of the Act:

                                         Common Stock, $.01 par value
                                         ----------------------------
                                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes [X]           No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $4,206,691.

The aggregate market value of the voting stock held by non-affiliates as of November 15, 1996, (based upon the average between the closing bid and asked price as reported in the local over-the-counter market) was approximately $1,931,000. In making this computation, the share holdings of certain persons were excluded, but such exclusion shall not be deemed an admission that such persons are affiliates of the Registrant as that term is defined in Rule 405, Regulation C.

Number of shares outstanding of each of the issuer's classes of common equity as of November 15, 1996: 1,571,170 shares of common stock, par value $.01.

Documents Incorporated by Reference:  None.

                              PART I

Item 1. Description of Business.

General
-------
Technology 80 Inc. ("Registrant") was incorporated under the laws of the State of Minnesota on February 12, 1980. It is engaged in the business of developing, manufacturing, marketing and selling computer-related products. Registrant's initial products included STD cards and systems and the Chanalyzer (trademark); Registrant's product line has since been expanded.

Within Registrant's existing industry segment, manufacturing technical instruments and systems, there are two principal classes of products and services: (1) Industrial Control Products and systems which have now been expanded to include several industry standard microcomputer bus structures (STD, PC, Multibus and SBX) and (2) products related to the IBM or FIPS ("Federal Information Processing Standards") mainframe computer channel. The primary channel product is the Chanalyzer (trademark), an instrument designed to detect signal errors or defective transmissions in mainframe computer systems.

The percentages of revenue contributed by the Industrial Control Products and systems (including contract design, programming and consulting work) were 99.8, 97.4, and 90.0 percent for the three fiscal years ended August 31, 1996, 1995, and 1994, respectively. The percentages of revenue contributed by the channel related products (including proceeds from rentals) were 0.2, 1.9, and 9.5 percent for the three fiscal years ended August 31, 1996, 1995, and 1994, respectively.

Total assets at August 31, 1996, 1995 and 1994, were $4,897,556,
$4,195,375, and $3,392,471, respectively. All of Registrant's sales have been to unaffiliated customers.

Registrant maintains inventory levels in its two product lines consistent with projected sales. Due to increased sales and expected increases in sales, Registrant has found it necessary to maintain an increased level of inventories in order to assure itself of a continuous allotment of parts and materials from its suppliers and to meet rapid delivery requirements of its customers.

Registrant warrants the microcomputer interface cards for a period of two years from date of shipment. Registrant warrants the channel products for one year from the date of delivery on most parts; certain parts are warranted for a 90 day period. There have been very few instances when Registrant was required to accept the return merchandise which failed to comply with Registrant's warranty and any such warranty related expenses have been minimal. Registrant offers factory repair services for both product lines.

Industrial Control Products
---------------------------
Registrant designs, manufactures, and markets industrial control products with an emphasis on motion control applications. Most of Registrant's industrial control products fall into the category of add-in boards for various types of industry standard micro computers. The original STD product line has been expanded and now includes a relatively broad product line of micro computer based boards.

Registrant also offers products which are accessories to the add-in boards. They consist of software products, interface cables, servo motor amplifiers, and stepper motor drives. Accessory products enhance the sales of the main product line by making it more convenient for the customer to use Registrant's products. Accessories can also be significant contributors to sales volume, especially motor drives and amplifiers.

Registrant's products address four categories of industrial control applications: servo motor control, stepper motor control, encoder/data acquisition, and industrial input/output.
Most of Registrant's products relate to motion control aspects of such applications.

Customers
---------
Registrant's customers for its industrial control products are numerous and consist of both OEM and end-user (in-house) applications. The OEM business is specifically solicited since it may lead to follow-on sales of significant volume. Prospects for future sales growth are enhanced by a "layering" effect; OEM design-ins typically run for several years.

Competition
-----------
There are a large number of manufacturers of industrial control products in the U.S. and Canada with some products now appearing from Europe and the Orient. There are numerous manufacturers which offer one or more products which compete with one or more of Registrant's products. Some of Registrant's competitors are larger, have been in business longer, and are likely to have greater resources than Registrant. Registrant, based on the most recent information available, believes that it offers one of the most complete product lines for the industrial control products market.

There are two types of competition in Registrant's industrial control products business. First, there are those products that are directly competitive with the same functions. Second, there are those products which enable the user to implement a system in an alternative fashion to accomplish the same result. This may be accomplished through use of different functional boards on the same bus structure but more likely involve an alternative bus structure. Registrant's broadened line involving various bus structures lessens this factor. Competition also comes from customers' in-house special designs.

Registrant believes that the principal competitive factors are function, availability of the products and, to a lesser extent, price. Registrant's products are comparable in performance and capability to those of its competitors. Registrant believes that its experienced design staff (utilizing its Computer Aided Design technology) enables it to offer standardized products to meet the customer's needs with a warranty and price which compare favorably to competitive alternatives, including the potential customer's in-house costs.

Channel Related Products
------------------------
The primary product in this market area has been the Chanalyzer (trademark), which is a computerized, analytical, diagnostic, monitoring and data logging device designed to easily and quickly detect errors and faults in the transmission of data between a mainframe computer and equipment connected to the computer and to assist in determining the sources of such errors and faults. Since the Chanalyzer (trademark) is presently configured only for use with the IBM channel and the FIPS channel, which is a federal specification derived from the IBM specification, the market for the Chanalyzer (trademark) is limited to manufacturers of equipment, including IBM Corporation, which utilizes the IBM or the FIPS channels, those who maintain and repair such equipment, and end users of such equipment.

The market has introduced faster channel speeds of the current Bus and Tag architecture, and also new channel designs, such as the Fiber Optic channel which is not compatible with the Chanalyzer (trademark) or any of Registrant's channel related products. As a result, market opportunities for the Chanalyzer (trademark) have and will continue to decline.

Suppliers
---------
All parts for Registrant's products are supplied by third party vendors. Most of such parts are standard off-the-shelf items available from several sources. Special fabricated parts made to Registrant's specifications are producible by several local vendors. Printed circuit boards, which are a large part of Registrant's products, are produced by several local vendors, and additional vendors could be utilized if conditions warranted.

Registrant utilizes the latest state of the art components, especially in integrated circuits, in its designs. Delivery of certain new products is sometimes initially delayed due to shortage of these state of the art devices. Once available, however, there has been no instance when such integrated circuits were not available with reasonable lead time. Registrant does not anticipate any parts supply problems in the foreseeable future.

Backlog
-------
Registrant had a backlog of $1,288,792, $525,531 and $387,146 for its industrial control products at August 31, 1996, 1995 and 1994 respectively. There was no backlog for its channel related products in each of these years.

Employees
---------
Registrant had 23 employees as of November 15, 1996, of which 1 was part-time. Registrant is not a party to any collective bargaining agreement, and Registrant considers its employee relations to be satisfactory. In view of the small number of employees, the loss of certain technical and sales personnel could adversely affect Registrant in the short-term.

Registrant requires, to the extent allowed by Minnesota law, its employees to assign to Registrant all inventions developed during their employment by Registrant. Registrant also requires all employees to enter into an agreement pursuant to which, among other things, the employee agrees not to divulge confidential or proprietary information to any competitor and, for a period of two years following termination of employment with Registrant, not to compete with Registrant in any subsequent employment. Registrant has such agreements with all of its present employees. Such agreements are not binding in the event Registrant is acquired in a transaction opposed by Registrant's Board of Directors.

Patents and Licenses
--------------------
Two patents for the Chanalyzer (trademark) have been granted. One patent has also been granted for a design in the industrial control line. Registrant claims copyright protection as to the artwork and documentation of all of its products, but has not sought to register any of its copyrights. There can be no assurance that any existing patents or any future patents will prevent competitors from producing substantially similar products. Registrant does not anticipate that any persons will have an interest in licensing its patents.

Registrant relies less on the protection provided by patents and copyrights than it does on the technical and creative skills of its personnel and on its abilities to market and service its products, to establish its market position for each of its products, and to improve its products and develop new products to stay abreast of new technology. It does, however, believe that a patent portfolio has considerable value in affording Registrant the means by which it can bargain for technology interchanges with other patent holders on a favorable basis.

Research and Development
------------------------
Registrant has spent $630,626 and $477,700 during the fiscal years ended August 31, 1996 and 1995, respectively, for research and development of industrial control products. Research and development costs were 15.0% of revenue for the fiscal year ended August 31, 1996 and 13.0% of revenue for the fiscal year ended August 31, 1995. For the foreseeable future, Registrant expects research and development costs to remain approximately the same, as a percentage of revenue, in light of the need for new products and utilization of new technology to provide the basis for future revenues.

Research and development opportunities are constantly being explored by Registrant. If new product opportunities are found with significant potential market demand, a sharp increase in research and development expenditures may result as Registrant engages in efforts to develop and bring such products to market. Such increased expenditures may have short-term adverse effects on Registrant's profitability.

Marketing and Sales
-------------------
Industrial control products are marketed in the United States and Canada through independent nonexclusive manufacturers' representatives. Independent manufacturers' representatives specializing in motion control are the main outlets. Direct in-house sales to catalog distributors are the next largest sales distribution method. The Registrant uses a small number of distributors and system integrators specializing in motion control products to supplement the efforts of the manufacturers' representatives.

Registrant employs a national sales manager for direct selling of the motion control product line and markets its channel related products in the United States through a direct sales staff. Registrant has signed agreements with several international distributors to implement and handle sales and marketing of Registrant's products in foreign markets.

One customer accounted for 11% of Registrant's revenue for fiscal year 1996. No one customer accounted for 10% or more of Registrant's revenue for fiscal year 1995. International sales accounted for 5.1% and 6.8% of revenue for the years ended 1996 and 1995, respectively. Registrant's business is not seasonal in nature.

Item 2. Description of Property.

Registrant's facilities are located in a multiple-tenant building located at 658 Mendelssohn Avenue North, Minneapolis, Minnesota. The portion of the building occupied by Registrant consists of 4,810 square feet for production, warehouse, laboratory, drafting and engineering plus 3,690 square feet for offices for a total of 8,500 square feet. Registrant leases this space under a lease expiring September 30, 1997. See note 7 to financial statements.

Item 3. Legal Proceedings.

The Registrant is presently not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                             PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Registrant's common stock, $.01 par value, is traded in the Minneapolis/St. Paul local, over-the-counter market. The information concerning the range of high and low bid quotations for Registrant's fiscal years ended 1996 and 1995 is set forth in the table below.

                Common Stock Trading Price Ranges
                ---------------------------------

                         Common Stock Bid

       1996                           Low             High
       ----                           ---             ----
       First Quarter                  2 1/8           2 3/4
       Second Quarter                 2 1/2           3 1/4
       Third Quarter                  2               2 1/2
       Fourth Quarter                 2 1/2           3

       1995                           Low             High
       ----                           ---             ----
       First Quarter                  1 3/8           1 1/2
       Second Quarter                 1 1/2           1 5/8
       Third Quarter                  1 5/8           1 5/8
       Fourth Quarter                 1 5/8           2 1/8

Prices were obtained from Twin Cities media. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

As of November 15, 1996, there were 178 record holders of Registrant's common stock.

It is the present intention of Registrant to retain any earnings to finance the development of its business and, accordingly, Registrant does not anticipate payment of any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------
Revenue increased 14.7% during the fiscal year ended August 31, 1996, over the previous fiscal year. Revenue increased 14.5% during fiscal year 1995, over the 1994 fiscal year. The increased revenue in fiscal years 1996 and 1995 resulted from an increased interest in the Registrant's products which has expanded the customer base during these fiscal years.

Gross profit was 64.8% for fiscal year 1996 compared to 64.2% for the fiscal year 1995. The Registrant continues to focus on manufacturing and purchasing in economical quantities and taking advantage of available purchase discounts.

Order backlog at the end of fiscal years 1996 and 1995 was $1,288,792 and $525,531, respectively, all of which were for industrial control products; channel related products had no backlog. This backlog was a consequence of the receipt of purchase orders with delivery scheduled over a period of several months and may be rescheduled or canceled by the customer. A large order from one customer at year end accounted for 42% of the $763,261 increase in the backlog. Industrial control products are built to a production schedule based on sales forecasts. Most smaller orders require an immediate shipment which Registrant is generally able to meet. Almost all sales are shipped within a short time, generally within days. Customers often require same day shipment with overnight air delivery.

Selling expenses, as a percentage of revenue, were 16.3% and 17.4% in fiscal 1996, and 1995, respectively. The decrease is a result of Management's overall cost cutting measures. Management would consider increasing some expenses, such as trade shows, advertising, marketing and promotion, if an overall benefit would be realized.

General and administrative expenses were 15.1% and 13.2% of revenue for fiscal year 1996 and 1995, respectively. Although management has continued its cost cutting measures, some increased expenditures have been necessary to retain quality employees and keep up with the growth of sales.

Research and development costs, as a percentage of revenue, increased to 15.0% in fiscal 1996, compared with 13.0% in 1995.
Registrant will continue new product development.

Income from operations resulted in income of $776,363 and $754,196 for fiscal years 1996 and 1995, respectively. The increase in income for 1996 over 1995 was the result of increased revenues and cost cutting measures offset by increased general and administrative and research and development expenditures.

Other income for 1996 decreased $20,316 from 1995. This represents an 8.8% decrease.

Net income for 1996 and 1995, respectively, was $665,355 and $645,054.

Liquidity and Capital Resources
-------------------------------
Registrant's balance sheet shows a strong capital position. Operations provided $680,016 in cash. Cash and cash equivalents decreased $507,027 from the previous year. The Registrant used $23,463 to purchase equipment and $1,177,763 to purchase investments (net of sales and maturities) during the fiscal year ended August 31, 1996. $11,391 was received as a result of employees exercising stock options. Inventories increased $158,950 from the previous year primarily due to increased sales and the anticipated release of new products during fiscal year 1997. Registrant expects that there will be sufficient capital to fund its operations during fiscal year 1997.

Registrant has no borrowings and does not anticipate, at this time, that it will be necessary to seek any debt financing in the near future for ongoing operations, but may consider some type of financing for other purposes.

Statements included in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this Form 10-KSB, in future filings by the Registrant with the Securities and Exchange Commission and in the Registrant's press releases and oral statements made with the approval of authorized executive officers, if the statements are not historical or current facts, should be considered "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Registrant wishes to caution the reader not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Item 7. Financial Statements

The financial statements and notes thereto are found following the signature page of this report.

Item 8. Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure

There were no changes nor disagreements with accountants of the type required to be reported.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of the Exchange Act

The name, age and position of each person who is a director or executive officer of Registrant as of November 15, 1996, is as follows:

Name                  Age   Position with Company         Position Held Since
----                  ---   ---------------------         -------------------
Thomas L. Gould        54   Director, Secretary                   4/90

Duane A. Markus        54   President, Chief Executive
                            Officer, Chief Financial
                            Officer, Director                     4/90

Jack W. Pagel          54   Director                              4/90

James A. Burkett       42   Chief Operating Officer               4/93

Mr. Gould was elected to fill a vacancy on the Board of Directors on April 23, 1990. Mr. Gould has been the President of GH Medical, Inc., since 1990 and has worked as a securities salesman at Equity Securities Trading Co., Inc., Minneapolis, Minnesota, since July 1988. Prior to that time, Mr. Gould was employed as a securities salesman by a number of brokerage firms in Minneapolis, Minnesota, including Engler Budd & Co., Inc. from July 1986, to July 1988; Craig-Hallum, Inc. from January 1986, to July 1986; J.W. McKlees, Inc. from September 1985, to January 1986; and Pagel, Inc. from August 1981, to September 1985.

Mr. Markus was elected to fill a vacancy on the Board of Directors on April 23, 1990. Mr. Markus was elected interim Chief Executive Officer of the Company in September 1990, and President, CEO and CFO on December 12, 1990. Mr. Markus, from September 1985, until September 1990, was engaged in managing his personal investments. From approximately 1983 to 1985, Mr. Markus was employed by Pagel, Inc. as a securities trader, and for more than four years prior to 1983, Mr. Markus was employed by Pagel, Inc. as its Executive Vice President and Trader.

Mr. Pagel was elected to fill a vacancy on the Board of Directors on April 23, 1990. Mr. Pagel, since September 1985, has been engaged in managing his personal investments. Prior to that time, Mr. Pagel was President and sole shareholder of Pagel, Inc.

Mr. Burkett was promoted to Chief Operating Officer by the Board of Directors in April 1993. Mr. Burkett was hired in August 1985 as Sales Manager and has since held the positions of Director of Sales and Marketing and Vice President of Industrial Control Products. Prior to his employment at Technology 80 Inc., Mr. Burkett was employed as Vice President of the North American Office of Omni Switch, Inc., Phoenix, Arizona.


Item 10. Executive Compensation

Summary Compensation Table
--------------------------
The following table sets forth the annual and long term
compensation for the CEO and each executive officer whose
compensation exceeded $100,000 for such period:

                                                              Long Term Compensation
                                                         --------------------------------
                       Annual Compensation                       Awards           Payouts
            ------------------------------------------   -----------------------  --------
Name                                         Other       Restricted   Securities
and                                          Annual        Stock      Underlying    LTIP      All Other
Principal                                    Compen-      Award(s)     Options/    Payouts    Compen-
Position   Year     Salary ($)   Bonus($)    sation ($)     ($)        SARs (#)      ($)      sation ($)
--------   ----     ---------    -------     ----------   -------      --------    -------    -------
Duane      1996     143,750       82,635          -          -            -            -          -
Markus     1995     115,000       54,175          -          -          9,000          -          -
CEO        1994     100,000       35,781          -          -          9,000          -          -

James      1996     164,481           -           -          -            -            -          -
Burkett    1995     149,301           -           -          -          9,000          -          -
COO        1994     135,162           -           -          -         14,000          -          -

Aggregated Option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------

The following table summarizes options and SARs exercised during 1996 and presents the value of unexercised options and SARs held by the named executives at fiscal year end.

                                                         Number of
                                                         Securities      Value of
                                                         Underlying      Unexercised
                                                         Unexercised     In-the-Money
                                                         Options/SARs    Options/SARs
                                                         at FY-End (#)   at FY-End ($)
                        Shares
                      Acquired on                        Exercisable/    Exercisable/
      Name            Exercise (#)  Value Realized ($)   Unexercisable   Unexercisable
-----------------     ------------  ------------------   -------------   -------------
Duane Markus, CEO         -               -              47,000/   0      $135,125/  $0
James Burkett, COO        -               -              20,500/17,500    $58,938/$50,313


Compensation of Directors
-------------------------
Each director who is not an employee of Registrant during the fiscal year ended August 31, 1996 received $9,500 as compensation for serving in that capacity (see also Item 12).

Directors did not receive options during fiscal year 1996, nor were any exercised.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management

The following table sets forth information as of November 15, 1996, as to the shares of the Company's Common Stock beneficially owned by Messrs. Pagel, Markus, and Gould (the only persons known by the Registrant to own, beneficially, more than 5% of the Registrant's outstanding Common Stock) and, as of such date, by each of the Company's other current directors and officers and, as of such date, by all officers and directors as a group.

                                       Amount and Nature
                                         of Beneficial      Percent of Shares
Name of Beneficial Holder              Ownership (1) (2)       Ownership (2)
-------------------------              --------------------  ----------------
Thomas L. Gould, Director                    101,244 (4)           5.81
Jack W. Pagel, Director                      341,747 (4)          19.62
Duane A. Markus, Director, CEO               515,910 (3) (4)      29.61
James A. Burkett, Chief Operating Officer     64,787 (5) (6)       3.72

All Officers, Directors and Nominees
as a Group (four people)                   1,023,688     (7)      58.76

         (1) All shares reflected as beneficially owned are those as to which the shareholder has sole voting and investment power, unless otherwise noted.

         (2) Shares not outstanding, but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days, are treated as outstanding only when determining the amount and percent owned by such individual and when determining the amount and percent owned by the group.

         (3) Includes 57,200 shares beneficially owned by Mr.
             Markus's children as to which Mr. Markus has voting power and the power of disposition.

         (4) Includes 47,000 shares which may be acquired pursuant to options currently exercisable or exercisable within 60 days of the date hereof.

         (5) Includes 30,000 shares which may be acquired pursuant to options currently exercisable or exercisable within 60 days of the date hereof.

         (6) Includes 12,300 shares beneficially owned by Mr.
             Burkett's spouse and child as to which Mr. Burkett has voting power and/or the power of disposition.

         (7) Includes 171,000 shares which may be acquired pursuant to options currently exercisable or exercisable within 60 days of the date hereof.

Item 12. Certain Relationships and Related Transactions

See Note 6 to the financial statements.

Item 13. Exhibits and Reports on Form 8-K

(a) 1.   Financial Statements

The following financial statements of the Registrant for its fiscal year ended August 31, 1996, including the independent auditor's report, are filed as a part of this report:

     Independent Auditor's Report.

     Balance Sheets - At August 31, 1996 and 1995.

     Statements of Income - Years ended August 31, 1996 and 1995.

     Statements of Stockholders' Equity - Years ended August 31, 1996 and 1995.

     Statements of Cash Flows - Years ended August 31, 1996 and 1995.

     Notes to Financial Statements.

(a) 2.   Exhibits

         (A) Exhibits filed with this Report.

             Exhibit 11 -- Statement Re: Computation of Per-Share Earnings.

             Exhibit 27 -- Financial Data Schedule.

         (B) Exhibits incorporated by reference. [The location of incorporated document is stated in brackets, such as those which enclose this sentence.] The full description of each previous Form 10-K follows this list.

             3.1     Restated Articles of Incorporation, as
                     adopted by the shareholders of Registrant on January 12, 1988. [Exhibit 3.1, 1988
                     Form 10-K.]

             3.2 Restated Bylaws of Registrant, as adopted by the Board of Directors of Registrant, effective March 24, 1988. [Exhibit 3.2,
                     1988 Form 10-K.]

             3.2-1 Amendment to Restated Bylaws of Registrant, adopted by the Board of Directors, effective January 10, 1989. [Exhibit 3.2-1,
                     1989 Form 10-K.]

             3.2-2   Amendment No. 2 to Restated Bylaws of
                     Registrant, adopted by the Board of
                     Directors, effective December 3, 1990.
                     [Exhibit 3.2-2, 1991 Form 10-K.]

             10.2    Form of Employee Agreement presently in
                     effect with respect to certain technical and sale employees. [Exhibit 10.3, 1985
                     Form S-18.]

             10.9-2  Incentive Stock Option Plan, as adopted by
                     Registrant's shareholders on December 12,
                     1984, and as amended by Registrant's Board of Directors on November 18, 1987.
                     [Exhibit 10.9-2, 1987 Form 10-K.]

             10.9-3 Form of stock option agreement entered into by Registrant and certain of its employees pursuant to Incentive Stock Option Plan, as amended on November 18, 1987. [Exhibit 10.9-3, 1987 Form 10-K.]


             10.10-2 Form of Security Agreement.  [Exhibit
                     10.10-2, 1988 Form 10-K.]

             10.11-3 Form of Distribution Agreement.  [Exhibit
                     10.11-3, 1989 Form 10-K.]

             10.12   Technology 80 Inc. Directors' Stock Option
                     Plan, as amended.  [Exhibit 10.12, 1991
                     Form 10-K.]

             10.12-1 Form of stock option agreement entered into
                     by Registrant and certain of its directors pursuant to Directors' Stock Option Plan.
                     [Exhibit 10.12-1, 1986 Form 10-K.]

             10.13   Domestic distribution agreement.  [Exhibit
                     10.13, 1988 Form 10-K.]

             10.14   International Distribution Agreement.
                     [Exhibit 10.14, 1988 Form 10-K.]

             1986 Form 10-K:  Annual Report on Form 10-K, File
             No. 0-13870, for Registrant's fiscal year ended
             August 31, 1986.

             1987 Form 10-K:  Annual Report on Form 10-K, File
             No. 0-13870, for Registrant's fiscal year ended
             August 31, 1987.

             1988 Form 10-K:  Annual Report on Form 10-K, File
             No. 0-13870, for Registrant's fiscal year ended
             August 31, 1988.

             1989 Form 10-K:  Annual Report on Form 10-K, File
             No. 0-13870, for Registrant's fiscal year ended
             August 31, 1989.

             1990 Form 10-K:  Annual Report on Form 10-K, File
             No. 0-13870, for Registrant's fiscal year ended
             August 31, 1990.

             1991 Form 10-K:  Annual Report on Form 10-K, File
             No. 0-13870, for Registrant's fiscal year ended
             August 31, 1991.

             1992 Form 10-K:  Annual Report on Form 10-K, File
             No. 0-13870, for Registrant's fiscal year ended
             August 31, 1992.

             1993 Form 10-K:  Annual Report on Form 10-K, File
             No. 0-13870, for Registrant's fiscal year ended
             August 31, 1993.

             1994 Form 10-K:  Annual Report on Form 10-K, File
             No. 0-13870, for Registrant's fiscal year ended
             August 31, 1994.

             1995 Form 10-KSB:  Annual Report on Form 10-KSB,
             File No. 0-13870, for Registrant's fiscal year ended August 31, 1995.

             1985 Form S-18: Registration Statement of Form S-18, File No. 2-96972-C, effective May 14, 1985.

(b)          Reports on Form 8-K

The following reports on Form 8-K were filed by the Registrant during the last quarter of the Registrant's fiscal year ended
August 31, 1996:

              Date of Report          Event
              --------------          -----
                   None

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Technology 80 Inc.
                              -----------------------------------
                                          (Registrant)


      November 27, 1996               /s/ Duane A. Markus
      -----------------       ------------------------------------
          (Date)             Duane A. Markus, President, CEO, CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      November 27, 1996               /s/ Duane A. Markus
      -----------------       ------------------------------------
          (Date)              Duane A. Markus, President, CEO, CFO,
                             Director (Principal Executive Officer,
                                  Principal Financial Officer)


      November 27, 1996               /s/ Thomas L. Gould
      -----------------       ------------------------------------
          (Date)             Thomas L. Gould, Secretary and Director


      November 27, 1996                /s/ Jack W. Pagel
      -----------------       ------------------------------------
          (Date)                     Jack W. Pagel, Director


      November 27, 1996               /s/ Ricky L. Carlson
      -----------------       ------------------------------------
          (Date)            Ricky L. Carlson, Vice President, Finance
                                 (Principal Accounting Officer)

















                                  TECHNOLOGY 80 INC.

                                 FINANCIAL STATEMENTS

                               August 31, 1996 and 1995





















                           C O N T E N T S


                                                                   Page
                                                                   -----

INDEPENDENT AUDITOR'S REPORT                                         1

FINANCIAL STATEMENTS

  Balance sheets                                                     2

  Statements of income                                               3

  Statements of stockholders' equity                                 4

  Statements of cash flows                                           5

  Notes to financial statements                                    6 - 12















                   INDEPENDENT AUDITOR'S REPORT




Board of Directors and Stockholders
TECHNOLOGY 80 INC.
Minneapolis, Minnesota


We have audited the accompanying balance sheets of TECHNOLOGY 80 INC. as of August 31, 1996 and 1995, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TECHNOLOGY 80 INC. as of August 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/LURIE, BESIKOF, LAPIDUS & CO., LLP
-------------------------------------
LURIE, BESIKOF, LAPIDUS & CO., LLP
Minneapolis, Minnesota


October 4, 1996

                              - 2 -

                        TECHNOLOGY 80 INC.

                          BALANCE SHEETS
                     August 31, 1996 and 1995


                   ASSETS                              1996         1995
                                                   -----------  -----------
CURRENT ASSETS
 Cash and cash equivalents                         $  419,136   $  926,163
 Short-term investments                               127,163      917,271
 Accounts receivable (less allowance for doubtful
   accounts: 1996 and 1995 - $9,000)                  587,537      506,815
 Inventories                                          956,744      797,794
 Deferred income taxes                                 38,600       43,000
 Other current assets                                  29,069       41,945
                                                    ---------    ---------
   TOTAL CURRENT ASSETS                             2,158,249    3,232,988
                                                    ---------    ---------
PROPERTY AND EQUIPMENT
 Furniture and equipment                              424,670      402,752
 Leasehold improvements                                23,060       23,060
                                                    ---------    ---------
                                                      447,730      425,812
 Less accumulated depreciation                        363,780      335,625
                                                    ---------    ---------
                                                       83,950       90,187
                                                    ---------    ---------
OTHER ASSETS
 Investments                                        2,580,957      831,200
 Deferred income taxes                                 74,400       41,000
                                                    ---------    ---------
                                                    2,655,357      872,200
                                                    ---------    ---------
                                                   $4,897,556   $4,195,375
                                                    =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                  $   49,413   $   51,000
 Accrued payroll and payroll taxes                    217,214      172,517
 Accrued income taxes                                 206,137        1,752
 Accrued liabilities - other                           74,379       40,264
                                                    ---------    ---------
   TOTAL CURRENT LIABILITIES                          547,143      265,533

DEFERRED INCOME TAXES                                     -         72,000

STOCKHOLDERS' EQUITY                                4,350,413    3,857,842
                                                    ---------    ---------
                                                   $4,897,556   $4,195,375
                                                    =========    =========

See notes to financial statements.

                              - 3 -

                        TECHNOLOGY 80 INC.

                       STATEMENTS OF INCOME
               Years Ended August 31, 1996 and 1995


                                               1996                  1995
                                            ----------            ----------
REVENUE                                     $4,206,691            $3,668,353

COST OF GOODS SOLD                           1,478,799             1,312,767
                                             ---------             ---------
GROSS PROFIT                                 2,727,892             2,355,586
                                             ---------             ---------
OPERATING EXPENSES
 Selling                                       683,826               637,781
 General and administrative                    637,097               485,909
 Research and development                      630,626               477,700
                                             ---------             ---------
                                             1,951,549             1,601,390
                                             ---------             ---------
INCOME FROM OPERATIONS                         776,343               754,196
                                             ---------             ---------
OTHER INCOME
 Investment income                             127,448               106,445
 Gain on sale of investments                    81,503               117,325
 Miscellaneous                                   1,711                 7,208
                                             ---------             ---------
                                               210,662               230,978
                                             ---------             ---------
INCOME BEFORE INCOME TAXES                     987,005               985,174

PROVISION FOR INCOME TAXES                     321,650               340,120
                                             ---------             ---------
NET INCOME                                  $  665,355            $  645,054
                                             =========             =========
EARNINGS PER SHARE                          $     0.39            $     0.39
                                             =========             =========
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING               1,726,008             1,658,474
                                             =========             =========


See notes to financial statements.

                                    - 4 -

                             TECHNOLOGY 80 INC.

                     STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years Ended August 31, 1996 and 1995


                                     Common Stock
                                 -------------------    Additional   Loans       Unrealized      Retained
                                  Shares *              Paid-in    for Stock    Gains/(Losses)   Earnings
                                  Issued      Amount    Capital    Purchases    on Investments  (Deficit)      Total
                                 ---------   -------   ----------  ----------   --------------  -----------  ----------
BALANCE - AUGUST 31, 1994        1,552,920   $15,529   $3,364,361  ($171,404)    $     -      ($   94,863)    $3,113,623

 Net income                             -         -            -          -            -          645,054        645,054

 Exercise of options                 8,750        88        8,287         -            -               -           8,375

 Unrealized gains on investments,
   net of tax of $56,000                -         -            -          -        83,091              -          83,091

 Loan payments                          -         -            -       7,699           -               -           7,699
                                 ---------    ------    ---------    -------     --------       ---------      ---------
BALANCE - AUGUST 31, 1995        1,561,670    15,617    3,372,648  ( 163,705)      83,091         550,191      3,857,842

 Net income                             -         -            -          -            -          665,355        665,355

 Exercise of options                 9,500        95       11,296         -            -               -          11,391

 Unrealized loss on investments,
   net of tax of $114,000               -         -            -          -     ( 185,617)             -     (   185,617)

 Loan payments                          -         -            -       1,442           -               -           1,442
                                 ---------    ------    ---------    -------      -------       ---------      ---------
BALANCE - AUGUST 31, 1996        1,571,170   $15,712   $3,383,944  ($162,263)   ($102,526)     $1,215,546     $4,350,413
                                 =========    ======    =========    =======      =======       =========      =========

*  Common stock: $.01 par value; authorized - 5,000,000 shares.





See notes to financial statements.

                                   - 5 -

                            TECHNOLOGY 80 INC.

                         STATEMENTS OF CASH FLOWS
                   Years Ended August 31, 1996 and 1995


                                                            1996         1995
                                                       -----------   -----------
OPERATING ACTIVITIES
  Net income                                            $  665,355   $  645,054
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                            28,350       32,552
    Deferred income taxes                                   13,000      246,000
    Gain on sale of investments                        (    81,503) (   117,325)
    Changes in operating assets and liabilities:
      Accounts receivable                              (    80,722)      41,881
      Inventories                                      (   158,950) (    62,364)
      Other current assets                                  12,876  (    11,172)
      Accounts payable                                 (     1,587) (     6,485)
      Accrued income taxes                                 206,137           -
      Accrued liabilities                                   77,060  (     6,830)
                                                         ---------    ---------
      Net cash provided by operating activities            680,016      761,311
                                                         ---------    ---------
INVESTING ACTIVITIES
  Proceeds from sale of equipment                            1,350           -
  Purchases of property and equipment                  (    23,463) (    56,333)
  Proceeds from sales and maturities of investments      2,215,083    1,419,654
  Purchases of investments                             ( 3,392,846) ( 1,672,976)
  Payments on loans for stock purchases                      1,442        7,699
                                                         ---------    ---------
      Net cash used by investing activities            ( 1,198,434) (   301,956)
                                                         ---------    ---------
FINANCING ACTIVITY
  Proceeds from exercise of stock options                   11,391        8,375
                                                         ---------    ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                            (   507,027)     467,730

CASH AND CASH EQUIVALENTS
  Beginning of year                                        926,163      458,433
                                                         ---------    ---------
  End of year                                           $  419,136   $  926,163
                                                         =========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for:
    Income taxes                                        $  104,252    $  94,210
    Interest                                                 5,881        1,872




See notes to financial statements.

                            TECHNOLOGY 80 INC.

                       NOTES TO FINANCIAL STATEMENTS


 1. Nature of Business and Summary of Significant Accounting Policies -

 Nature of Business
 ------------------
 TECHNOLOGY 80 INC. designs, manufactures, and markets motion control components and systems for original equipment manufacturer (OEM) machine and instrument builders and end users located worldwide. Products are sold through direct sales, manufacturers' representatives and distributors.

 Use of Estimates
 ----------------
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

 Cash Equivalents
 ----------------
 The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

 Inventories
 -----------
 Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis.

 Inventory writedowns are provided, when considered appropriate, based on the age and anticipated use of the specific inventories and related market forecast.

 Property and Equipment
 ----------------------
 Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related assets. The straight-line method is used for substantially all assets for financial reporting purposes and accelerated methods are used for tax purposes.

 Investments
 -----------
 On September 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). There was no cumulative effect as a result of adopting SFAS 115.

 SFAS 115 establishes three categories of securities. The first category, held-to-maturity securities, is composed of debt securities which a company has the positive intent and ability to hold-to-maturity. These securities are carried at amortized cost. The second category, available-for-sale securities, may be sold to address the liquidity and other needs of a company. Debt and equity securities classified as available-for-sale are carried at fair value in the balance sheet with unrealized gains and losses reported, net of tax, as a separate component of stockholders' equity. The third category, trading securities, is for debt and equity securities acquired for the purpose of selling them in the near term. The Company has not classified any of its securities as trading securities.

 (continued)

                            TECHNOLOGY 80 INC.

                       NOTES TO FINANCIAL STATEMENTS


 1. Nature of Business and Summary of Significant Accounting Policies - (continued)

 Earnings Per Share
 ------------------
 Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each year. Common stock equivalents include the dilutive effect of stock options assumed to have been exercised.

 Fair Value Disclosure of Financial Instruments
 ----------------------------------------------
 Cash and cash equivalents, receivables, accounts payable, and accrued liabilities are carried at amounts which reasonably approximate their fair value due to their short-term nature.

 Reclassifications
 -----------------
 Certain reclassifications were made to the 1995 financial statements so as to present them on a basis comparable with the current year. The reclassifications had no effect on previously reported net income or retained earnings.


 2. Credit Risk -

 The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.


 3. Inventories -

          Inventories consist of the following:

                                          1996             1995
                                        --------         --------
                 Raw materials          $448,907         $303,990
                 Work in process         124,609          156,162
                 Finished goods          383,228          337,642
                                         -------          -------
                                        $956,744         $797,794
                                         =======          =======

                            TECHNOLOGY 80 INC.

                       NOTES TO FINANCIAL STATEMENTS



 4. Investments -

  The Company has investments in U.S. corporate equity securities with costs aggregating $2,833,633 and $692,109 at August 31, 1996 and 1995,
  respectively. These investments, accounted for as available-for-sale, had gross unrealized gains and (losses) at August 31, 1996 of $95,003 and ($255,529), respectively. At August 31, 1995, these investments had gross unrealized gains and (losses) of $140,098 and ($1,007), respectively. The fair market values are $2,673,107 and $831,200 at August 31, 1996 and 1995, respectively. Approximately 41% and 72% of the fair market value is represented by investments in three companies at August 31, 1996 and 1995, respectively. Gross realized gains and (losses) from sales of available-for-sale securities are calculated using the specific identification method and totalled $94,021 and ($12,518) for 1996, and $119,030 and ($1,705) for 1995, respectively.

  The Company also has investments with costs aggregating $35,013 and $917,271 at August 31, 1996 and 1995, respectively, consisting primarily of obligations of states and political subdivisions, which are accounted for as held-to-maturity securities. The held-to-maturity securities are due in one year or less and cost approximated market value at August 31, 1996 and 1995.


 5. Income Taxes -

  The provision for income taxes consists of the following:

                                         1996                    1995
                                       --------                --------
      Current:
          Federal                      $306,450                 $91,800
          State                           2,200                   2,320
                                        -------                 -------
                                        308,650                  94,120
                                        -------                 -------
      Deferred:
          Federal                      (  3,000)                213,800
          State                          16,000                  32,200
                                        -------                 -------
                                         13,000                 246,000
                                        -------                 -------
                                       $321,650                $340,120
                                        =======                 =======

  The Company utilized approximately $326,000 of state net operating loss carryforwards and $4,000 of federal tax credits to reduce its 1996 tax liabilities. The Company utilized approximately $305,000 and $348,000 of federal and state net operating loss carryforwards, respectively, and $110,000 of federal tax credits to reduce its 1995 tax liabilities.

  (continued)
                                    - 9 -

                            TECHNOLOGY 80 INC.

                       NOTES TO FINANCIAL STATEMENTS



 5. Income Taxes - (continued)

  The significant components of deferred income tax assets and liabilities are as follows:

                                       1996                      1995
                              -----------------------  -------------------------
                               Total  Federal  State    Total   Federal   State
                              ------- ------- -------  -------  -------  -------
    Deferred income tax assets:
     Net operating loss and
      credit carryforwards   $ 76,500 $    -  $76,500 $ 92,000  $    -   $92,000
     Unrealized losses on
      investments              58,000  52,800   5,200       -        -        -
     Other                     22,000  20,100   1,900   21,000   17,000    4,000
                              -------  ------  ------  -------   ------   ------
                              156,500  72,900  83,600  113,000   17,000   96,000
                              -------  ------  ------  -------   ------   ------
    Deferred income tax liabilities:
     Impact of state net
      operating loss and
      credit carryforwards     26,000  26,000      -    31,000   31,000       -
     Unrealized gains on
      investments                  -       -       -    56,000   42,000   14,000
     Other                     17,500  16,100   1,400   14,000   11,000    3,000
                              -------  ------  ------  -------   ------   ------
                               43,500  42,100   1,400  101,000   84,000   17,000
                              -------  ------  ------  -------   ------   ------
    Net deferred tax asset   $113,000 $30,800 $82,200 $ 12,000 ($67,000) $79,000
                              =======  ======  ======  =======   ======   ======

  The significant differences between income taxes at the statutory rates and the effective tax rates were as follows:

                                                     1996        1995
                                                  ----------  ----------
       Tax computed at the statutory rate          $336,000    $335,000
       State income taxes, net of federal benefit    12,000      21,000
       Tax exempt investment income               (  23,300)  (  21,300)
       Other                                      (   3,050)      5,420
                                                    -------     -------
       Income tax expense                          $321,650    $340,120
                                                    =======     =======

     At August 31, 1996, the Company has a net deferred tax asset of $46,000 reflecting the benefit of $109,000 in state loss carryforwards, which expire in 2004, and $59,000 of state tax credits.
     At August 31, 1995, the Company has a net deferred tax asset of $60,000 reflecting the benefit of $435,000 in state loss carryforwards and $48,000 of state tax credits.


                            TECHNOLOGY 80 INC.

                       NOTES TO FINANCIAL STATEMENTS



 6.  Transactions with Related Parties -

     The Company has agreements with two of its directors for various consulting arrangements. At August 31, 1996 and 1995, $53,100 and $21,650 is accrued for services rendered under the agreements, respectively. In addition, $19,000 and $15,000 is accrued for directors' fees to these individuals at August 31, 1996 and 1995, respectively. Consulting and director fees expense for these individuals was $72,100 and $36,650 in 1996 and 1995, respectively.

     During fiscal 1994, the Company provided loans to certain employees and directors to purchase the Company's stock. The stock purchased by these individuals is held by the Company as collateral against the loan balances. The loans, which have an outstanding balance of $162,263 at August 31, 1996, are classified as a reduction of stockholders' equity. The loans bear interest at 6% and are due on demand. Interest on these loans of approximately $10,000 was earned by the Company during both 1996 and 1995.


 7.  Building Lease -

     The Company's office and production facilities lease expires September 30, 1997. The lease provides that the Company pay certain operating expenses, such as real estate taxes, insurance, and maintenance, in addition to the monthly base rent of $3,690. In the event the Company purchases and occupies its own facilities, the lease provides that it may be terminated by the Company subject to a $11,070 termination fee.

     The Company's future minimum annual rental commitment, under the above lease, is as follows:

                          Year Ending
                            August 31,     Amount
                          -----------     --------
                              1997        $44,280
                              1998          3,690
                                           ------
                                          $47,970
                                           ======

     Rent expense, including operating expenses, under all operating leases for 1996 and 1995 was approximately $67,200 and $67,500, respectively.

                            TECHNOLOGY 80 INC.

                       NOTES TO FINANCIAL STATEMENTS



 8.  Common Stock Options -

     Incentive Stock Option Plan
     ---------------------------
     On December 12, 1984, the stockholders approved an Incentive Stock Option Plan pursuant to which selected employees, including officers, may be granted incentive stock options. For employees holding 10% or less of the Company's voting stock, stock options are granted with an exercise price equal to an amount not less than the fair market value at the date of grant. Options are exercisable for a specific period of time, as determined by the Board of Directors, but not greater than ten years. For options granted to an employee holding more than 10% of the Company's voting stock, the option price cannot be less than 110% of the fair market value at the date of grant and the options are exercisable up to a five-year period. The options become exercisable in four equal annual installments beginning on the first anniversary of the date of grant. The Company reserved 200,000 shares of common stock for issuance pursuant to the Plan. The Plan expired in fiscal 1995. Option transactions under the Plan are summarized as follows:

                                          Number
                                         of Shares    Option Price
                                         ---------    -------------
     Outstanding at August 31, 1994       136,500     $0.62 - $1.81
       Expired                           (  1,000)        $1.38
       Cancelled                         (  5,250)    $0.82 - $1.38
       Granted                             56,250     $1.69 - $1.86
       Exercised                         (  8,750)    $0.82 - $1.38
                                          -------
     Outstanding at August 31, 1995       177,750     $0.62 - $1.86
       Expired                           (    125)        $1.38
       Cancelled                         ( 12,875)    $0.82 - $1.69
       Exercised                         (  9,500)    $0.82 - $1.69
                                          -------
     Outstanding at August 31, 1996       155,250     $0.62 - $1.86
                                          =======

     Options to purchase 95,314 shares were exercisable at August 31, 1996. Outstanding stock options expire over periods ending no later than December 1999.

     Directors' Stock Option Plan
     ----------------------------
     On January 13, 1987, the stockholders approved a Directors' Stock Option Plan, which grants stock options to members of the Board of Directors who are not employees of the Company. This Plan has an effective date of June 10, 1986, and was amended on April 2, 1991. Stock options are granted with an exercise price equal to not less than the fair market value at the date of grant and options are exercisable over ten years. However, options granted after April 2, 1991, expire 90 days after the holder of the option ceases to be a director of the Company. The Company reserved 100,000 shares of common stock for issuance pursuant to the Plan.

     Options to purchase 100,000 shares were outstanding and exercisable at an aggregate price of $104,485 at August 31, 1996. Outstanding stock options will expire over a period ending no later than December 2004.

                            TECHNOLOGY 80 INC.

                       NOTES TO FINANCIAL STATEMENTS



 9.  Pension Plan -

     Effective January 1, 1990, the Company adopted a Simplified Employee Pension Plan to which it can contribute up to 15% of eligible employees' compensation. The contribution is at the discretion of the Company and no contributions were made for 1996 or 1995.


10.  Major Customer -

     One customer accounted for approximately 11% of 1996 revenue.