Form 10QSB
period 1996-11-30
TECHNOLOGY 80 INC
filed 1997-01-14
CIK 735703

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER
    30, 1996.
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM ____ TO ____.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practible date.

       Common Stock, $0.01 par value               1,571,170
            (Title of Class)                 (Shares Outstanding)


                    Part I - Financial Information

Item 1:  Financial Statements

                            TECHNOLOGY 80 INC.

                         CONDENSED BALANCE SHEETS

                                (UNAUDITED)
                                                       November 30,   August 31,
                                                          1996          1996
                ASSETS                                 ------------  -----------
CURRENT ASSETS
  Cash and cash equivalents                             $  605,057   $  419,136
  Short-term investments                                     5,000      127,163
  Accounts receivable (less allowance for doubtful
     accounts: Nov. 30 - $9,000; Aug. 31 - $9,000)         627,162      587,537
  Inventories                                              986,586      956,744
  Deferred taxes                                            32,825       38,600
  Other current assets                                      25,118       29,069
                                                        ----------   ----------
     TOTAL CURRENT ASSETS                                2,281,748    2,158,249
                                                        ==========   ==========
PROPERTY AND EQUIPMENT
  Furniture and equipment                                  437,939      424,670
  Leasehold improvements                                    23,060       23,060
                                                        ----------   ----------
                                                           460,999      447,730
  Less accumulated depreciation                            371,459      363,780
                                                        ----------   ----------
                                                            89,540       83,950
                                                        ----------   ----------
OTHER ASSETS
  Investments                                            2,298,788    2,580,957
  Deferred taxes                                           113,800       74,400
                                                        ----------   ----------
                                                         2,412,588    2,655,357
                                                        ----------   ----------
       TOTAL ASSETS                                     $4,783,876   $4,897,556
                                                        ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                      $   64,582   $   49,413
  Accrued payroll and payroll taxes                        133,282      217,214
  Accrued income taxes                                      84,000      206,137
  Accrued liabilities - other                                3,346       74,379
                                                        ----------   ----------
     TOTAL CURRENT LIABILITIES                             285,210      547,143
                                                        ----------   ----------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value (authorized -
     5,000,000 shares;issued and outstanding -
     Nov. 30, 1,571,170, Aug. 31, 1,571,170 shares)         15,712       15,712
  Paid-in capital                                        3,383,944    3,383,944
  Other - loans                                           (162,263)    (162,263)
  Unrealized loss on available-for-sale securities        (150,090)    (102,526)
  Retained earnings                                      1,411,363    1,215,546
                                                        ----------   ----------
                                                         4,498,666    4,350,413
                                                        ----------   ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $4,783,876   $4,897,556
                                                        ==========   ==========
See notes to condensed financial statements.

                            TECHNOLOGY 80 INC.

                      CONDENSED STATEMENTS OF INCOME

                                (UNAUDITED)
                                                            Three months ended
                                                                November 30,
                                                             1996         1995
                                                           --------     --------
REVENUES                                                   $993,880     $872,071

COST OF GOODS SOLD                                          387,535      349,466
                                                           --------     --------
GROSS PROFIT                                                606,345      522,605
                                                           --------     --------
OPERATING EXPENSES
  General and administrative                                128,701      125,919
  Research and development                                  153,984      137,653
  Selling                                                   152,236      175,956
                                                           --------     --------
     TOTAL OPERATING EXPENSES                               434,921      439,528
                                                           --------     --------

INCOME FROM OPERATIONS                                      171,424       83,077

OTHER INCOME                                                117,393       42,525
                                                           --------     --------

INCOME BEFORE INCOME TAXES                                  288,817      125,602

PROVISION FOR INCOME TAXES                                   93,000       35,000
                                                           --------     --------

NET INCOME                                                 $195,817     $ 90,602
                                                           ========     ========

EARNINGS PER SHARE                                            $0.11        $0.05
                                                              =====        =====

See notes to condensed financial statements.

                            TECHNOLOGY 80 INC.

                    CONDENSED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)
                                                             Three months ended
                                                                November 30,
                                                             1996         1995
OPERATING ACTIVITIES                                     ----------   ----------
 Net income                                               $195,817     $ 90,602
 Adjustments to reconcile net income to net cash
 used by operating activities:
   Depreciation and amortization                             7,679        6,688
   Deferred taxes                                            8,375      (59,625)
   Gain on sale of fixed asset                                 -            (62)
   Gain on sale of investments                             (80,619)         -
   Changes in operating assets and liabilities:
     Accounts receivable                                   (39,625)       2,905
     Inventories                                           (29,842)     (30,384)
     Other current assets                                    3,951       15,753
     Accounts payable                                       15,169       11,175
     Accrued income taxes                                 (122,137)         -
     Accrued liabilities                                  (154,965)     (69,721)
                                                          --------     --------
       NET CASH USED BY OPERATING ACTIVITIES              (196,197)     (32,669)
                                                          --------     --------
INVESTING ACTIVITIES
 Sale of equipment                                             -          1,350
 Purchase of property and equipment                        (13,269)      (4,009)
 Proceeds from sales and maturities of investments         742,727          -
 Purchase of investments                                  (347,340)    (193,768)
 Payments on loans for stock purchases                         -          1,442
                                                          --------     --------
   NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES        382,118     (194,985)
                                                          --------     --------

FINANCING ACTIVITIES
 Proceeds from exercise of stock options                       -          1,562
                                                          --------     --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                   -          1,562
                                                          --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       185,921     (226,092)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD       419,136      926,163
                                                          --------     --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD            $605,057     $700,071
                                                          ========     ========

See notes to condensed financial statements.

                        TECHNOLOGY 80 INC.

       NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                        November 30, 1996


NOTE A - FINANCIAL INFORMATION

     The unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed balance sheet at August 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the financial statements and notes in the Company's 1996 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the interim periods.

NOTE B - EARNINGS PER SHARE

     Earnings per share is based upon the number of weighted average common shares outstanding of 1,718,898 for the quarter ended November 30, 1996 and 1,726,161 for the quarter ended
     November 30, 1995.



Item 2:  Management's Discussion and Analysis

Results of Operations

Revenues for the first quarter ended November 30, 1996 increased 14% over the same period the preceding year. The revenue increase was due to an increase in sales volume. Registrant's backlog is up 16% since fiscal year end August 31, 1996. The backlog is deliverable within the next twelve months or less and is cancelable.

Gross profit percentages for the three months ended November 30, 1996 was 61% compared to 60% for the three months ended November
30, 1995.

Operating expenses decreased $4,607 for the three months ended
November 30, 1996 from the same period the prior year.

Other income increased $74,868 for the quarter ended November 30, 1996 from the same period the preceding year. The increase was primarily due to increased investment income.

Net income was $195,817 and $90,602 for the quarter ended
November 30, 1996 and November 30, 1995 respectively. This represents a 116% increase.

Liquidity and Capital Resources

Registrant's balance sheet shows a strong capital position. Operations used $196,197 in cash. Cash and cash equivalents increased $185,921 since August 31, 1996. Investing activity provided for $382,118 in cash. Registrant expects that there will be sufficient capital to fund its operations during fiscal year 1996.

Registrant has no debt and does not anticipate, at this time, that it will be necessary to seek any debt financing in the near future for ongoing operations, but may consider some type of financing for other purposes.

Statements included in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this Form 10-QSB, in future filings by the Registrant with the Securities and Exchange Commission and in the Registrant's press releases and oral statements made with the approval of authorized executive officers, if the statements are not historical or current facts, should be considered "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Registrant wishes to caution the reader not to place undue reliance on any such forward-looking statements, which speak only as of the date made.


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

            Exhibit 27 -- Financial Data Schedule

         b. Reports on Form 8-K

            None.


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Technology 80 Inc.
                                            ------------------
                                               (Registrant)


         January 13, 1997            /s/ Duane Markus, President, CEO
         ----------------            --------------------------------
              (Date)                  Duane Markus, President, CEO