Form 10QSB
period 1997-02-28
TECHNOLOGY 80 INC
filed 1997-04-10
CIK 735703

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY
    28, 1997.
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM ____ TO ____.

                  Commission File Number 0-13870

                        Technology 80 Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                Minnesota                          41-1373380
--------------------------------               --------------------
(State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification No.)

658 Mendelssohn Avenue North, Minneapolis, Minnesota     55427
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                          (612) 542-9545
                    --------------------------
                   (Issuer's telephone number)

                               N/A
       ---------------------------------------------------
       (Former name, former address and former fiscal year,
                  if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practible date.

       Common Stock, $0.01 par value               1,573,295
       -----------------------------           -------------------
            (Title of Class)                 (Shares Outstanding)

                       Part I - Financial Information

Item 1:  Financial Statements

                            TECHNOLOGY 80 INC.
                         CONDENSED BALANCE SHEETS
                                (UNAUDITED)
                                                       February 28,   August 31,
                                                           1997          1996
                  ASSETS                               ------------  -----------
CURRENT ASSETS
  Cash and cash equivalents                             $  212,593   $  419,136
  Short-term investments                                     5,000      127,163
  Accounts receivable (less allowance for doubtful
     accounts: Feb. 28 - $9,000; Aug. 31 - $9,000)         715,367      587,537
  Inventories                                              994,952      956,744
  Deferred taxes                                            21,450       38,600
  Other current assets                                      38,028       29,069
                                                        ----------   ----------
     TOTAL CURRENT ASSETS                                1,987,390    2,158,249
                                                        ----------   ----------
PROPERTY AND EQUIPMENT
  Furniture and equipment                                  458,469      424,670
  Leasehold improvements                                    23,060       23,060
                                                        ----------   ----------
                                                           481,529      447,730
  Less accumulated depreciation                            380,161      363,780
                                                        ----------   ----------
                                                           101,368       83,950
                                                        ----------   ----------
OTHER ASSETS
  Investments                                            2,898,223    2,580,957
  Deferred taxes                                            55,800       74,400
                                                        ----------   ----------
                                                         2,954,023    2,655,357
                                                        ----------   ----------
       TOTAL ASSETS                                     $5,042,781   $4,897,556
                                                        ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $   55,918   $   49,413
  Accrued payroll and payroll taxes                        112,930      217,214
  Accrued income taxes                                      48,000      206,137
  Accrued liabilities - other                                1,062       74,379
                                                        ----------   ----------
     TOTAL CURRENT LIABILITIES                             217,910      547,143
                                                        ----------   ----------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value (authorized -
     5,000,000 shares; issued and outstanding -
     Feb. 28, 1,573,295, Aug. 31, 1,571,170 shares)         15,733       15,712
  Paid-in capital                                        3,386,399    3,383,944
  Other - loans                                           (162,263)    (162,263)
  Unrealized loss on available-for-sale securities         (63,697)    (102,526)
  Retained earnings                                      1,648,699    1,215,546
                                                        ----------   ----------
                                                         4,824,871    4,350,413
                                                        ----------   ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $5,042,781   $4,897,556
                                                        ==========   ==========
See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.

                      CONDENSED STATEMENTS OF INCOME

                                (UNAUDITED)
                                     Three months ended       Six months ended
                                          February 28,          February 28,
                                        1997       1996       1997        1996
                                    ---------- ---------- ----------  ----------
REVENUES                            $1,160,828 $1,061,504 $2,154,708  $1,933,575

COST OF GOODS SOLD                     413,908    440,014    801,443     789,480
                                    ---------- ---------- ----------  ----------
GROSS PROFIT                           746,920    621,490  1,353,265   1,144,095
                                    ---------- ---------- ----------  ----------
OPERATING EXPENSES
  General and administrative           117,426    113,594    246,127     239,514
  Research and development             183,130    145,636    337,114     283,289
  Selling                              152,503    160,111    304,739     336,065
                                    ---------- ---------- ----------  ----------
     TOTAL OPERATING EXPENSES          453,059    419,341    887,980     858,868
                                    ---------- ---------- ----------  ----------
INCOME FROM OPERATIONS                 293,861    202,149    465,285     285,227

OTHER INCOME                            73,475     46,080    190,868      88,604
                                    ---------- ---------- ----------  ----------
INCOME BEFORE INCOME TAXES             367,336    248,229    656,153     373,831

PROVISION FOR INCOME TAXES             130,000     92,000    223,000     127,000
                                    ---------- ---------- ----------  ----------
NET INCOME                          $  237,336 $  156,229 $  433,153  $  246,831
                                    ========== ========== ==========  ==========

EARNINGS PER SHARE                       $0.14      $0.09      $0.25       $0.14
                                         =====      =====      =====       =====

See notes to condensed financial statements

                             TECHNOLOGY 80 INC.

                    CONDENSED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)
                                                             Six months ended
                                                               February 28,
                                                            1997         1996
                                                        -----------  -----------
OPERATING ACTIVITIES
 Net income                                             $  433,153   $  246,831
 Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
   Depreciation and amortization                            16,381       13,525
   Deferred taxes                                           19,750       59,000
   Gain on sale of investments                            (118,031)     (28,576)
   Gain on sale of fixed asset                                   0          (62)
   Changes in operating assets and liabilities:
     Accounts receivable                                  (127,830)     (36,359)
     Inventories                                           (38,208)     (32,329)
     Other current assets                                   (8,959)       4,647
     Accounts payable                                        6,505      138,339
     Accrued income taxes                                 (158,137)           0
     Accrued liabilities                                  (177,601)     (57,513)
                                                        ----------   ----------
       NET CASH PROVIDED (USED) BY
       OPERATING ACTIVITIES                               (152,977)     307,503
                                                        ----------   ----------

INVESTING ACTIVITIES
 Proceeds from sale of equipment                                 0        1,350
 Purchase of equipment                                     (33,799)     (13,836)
 Proceeds from sales and maturities of investments       1,090,672    1,108,811
 Purchases of investments                               (1,112,915)  (1,676,386)
 Repayment of other - loans                                      0        1,442
                                                        ----------   ----------
   NET CASH USED IN INVESTING ACTIVITIES                   (56,042)    (578,619)
                                                        ----------   ----------
FINANCING ACTIVITIES
 Proceeds from exercise of stock options                     2,476        1,562
                                                        ----------   ----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,476        1,562
                                                        ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    2,476      309,065

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD       419,136      926,163
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD          $  212,593   $  656,609
                                                        ==========   ==========

See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.

            NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                             February 28, 1997


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

NOTE B - EARNINGS PER SHARE

  Earnings per share is based upon the number of weighted average common shares outstanding of 1,718,331 for the quarter ended February 28, 1997 and 1,732,490 for the quarter ended February 29, 1996.



Item 2:  Management's Discussion and Analysis


Results of Operations
---------------------
Revenues for the second quarter ended February 28, 1997 increased 9% over the same period the preceding year and increased 11% for the six months ended February 28, 1997. The revenue increase for the three and six months ended February 28, 1997 was due to an increase in sales volume.

Gross profit percentages for the second quarter ended February 28, 1997 and 1996 was 64% and 59% respectively. Gross profit percentages for the six months ended February 28, 1997 was 63% compared to 59% for the six months ended February 29, 1996. The increase is primarily due to increased cost cutting measures.

Operating expenses as a percentage of sales was 39% for the three months and 41% for the six months ended February 28, 1997 compared to 40% and 44% for the same periods the prior year, respectively.

Other income increased $27,395 for the quarter ended February 28, 1997 and increased $102,264 for the six months ended February 28, 1997 from the same periods the preceding year. The increase was primarily due to increased investment income.

Net income was $237,336 and $156,229 for the quarter ended February 28, 1997 and 1996 respectively. This represents a 52% increase. For the six months ended February 28, 1997 and 1996, net income was $433,153 and $246,831 respectively. This represents a 75% increase.

Liquidity and Capital Resources
-------------------------------
Registrant's balance sheet shows a strong capital position. Operations used $152,977 in cash compared to providing $307,503 the same period the prior year. Cash and cash equivalents decreased $206,543 since August 31, 1996. The company used $56,042 to purchase investments and equipment since August 31, 1996. Registrant expects that there will be sufficient capital to fund its operations during fiscal year 1997.

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

        a.  Exhibits (following signature page)

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


                                            Technology 80 Inc.
                                    ---------------------------------
                                               (Registrant)


     April 11, 1997                  /s/ Duane Markus, President, CEO
--------------------------           ---------------------------------
        (Date)                       Duane Markus, President, CEO