Form 10QSB
period 1997-05-31
TECHNOLOGY 80 INC
filed 1997-07-14
CIK 735703

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31,
    1997.
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM ____ TO ____.

                  Commission File Number 0-13870

                        Technology 80 Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                Minnesota                          41-1373380
-------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

658 Mendelssohn Avenue North, Minneapolis, Minnesota     55427
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practible date.

Common Stock, $0.01 par value                     1,576,045
-----------------------------                 -------------------
            (Title of Class)                 (Shares Outstanding)

                       Part I - Financial Information

Item 1:  Financial Statements

                            TECHNOLOGY 80 INC.
                         CONDENSED BALANCE SHEETS
                                (UNAUDITED)
                                                           May 31,    August 31,
                                                            1997         1996
                   ASSETS                               -----------  -----------
CURRENT ASSETS
 Cash and cash equivalents                              $  401,293   $  419,136
 Short-term investments                                      5,000      127,163
 Accounts receivable (less allowance for doubtful
   accounts: May 31 - $9,000; Aug. 31 - $9,000)            688,574      587,537
 Inventories                                               985,167      956,744
 Deferred taxes                                             41,200       38,600
 Other current assets                                       32,565       29,069
                                                        ----------   ----------
   TOTAL CURRENT ASSETS                                  2,153,799    2,158,249
                                                        ----------   ----------
PROPERTY AND EQUIPMENT
 Furniture and equipment                                   462,756      424,670
 Leasehold improvements                                     23,060       23,060
                                                        ----------   ----------
                                                           485,816      447,730
 Less accumulated depreciation                             386,644      363,780
                                                        ----------   ----------
                                                            99,172       83,950
                                                        ----------   ----------
OTHER ASSETS
 Investments                                             2,540,103    2,580,957
 Deferred taxes                                            225,675       74,400
                                                        ----------   ----------
                                                         2,765,778    2,655,357
                                                        ----------   ----------
     TOTAL ASSETS                                       $5,018,749   $4,897,556
                                                        ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                       $   55,318   $   49,413
 Accrued payroll and payroll taxes                         145,192      217,214
 Accrued income taxes                                       72,000      206,137
 Accrued liabilities - other                                   291       74,379
                                                        ----------   ----------
   TOTAL CURRENT LIABILITIES                               272,801      547,143
                                                        ----------   ----------
STOCKHOLDERS' EQUITY
 Common stock, $0.01 par value (authorized -
   5,000,000 shares; issued and outstanding -
   May 31, 1,576,045, Aug. 31, 1,571,170 shares)            15,760       15,712
 Paid-in capital                                         3,390,505    3,383,944
 Other - loans                                            (162,263)    (162,263)
 Unrealized loss on available-for-sale securities         (364,176)    (102,526)
 Retained earnings                                       1,866,122    1,215,546
                                                        ----------   ----------
                                                         4,745,948    4,350,413
                                                        ----------   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $5,018,749   $4,897,556
                                                        ==========   ==========

See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.

                      CONDENSED STATEMENTS OF INCOME

                                (UNAUDITED)
                                   Three months ended      Nine months ended
                                         May 31,                 May 31,
                                       1997       1996       1997        1996
                                    ---------- ---------- ----------  ----------
REVENUES                            $1,235,805 $1,087,912 $3,390,514  $3,021,487

COST OF GOODS SOLD                     468,739    437,920  1,270,184   1,227,400
                                    ---------- ---------- ----------  ----------
GROSS PROFIT                           767,066    649,992  2,120,330   1,794,087
                                    ---------- ---------- ----------  ----------
OPERATING EXPENSES
  General and administrative           119,724    121,304    365,851     360,818
  Research and development             163,896    165,123    501,011     448,412
  Selling                              206,472    181,399    511,210     517,464
                                    ---------- ---------- ----------  ----------
    TOTAL OPERATING EXPENSES           490,092    467,826  1,378,072   1,326,694
                                    ---------- ---------- ----------  ----------
INCOME FROM OPERATIONS                 276,974    182,166    742,258     467,393

OTHER INCOME                            52,450     78,507    243,319     167,111
                                    ---------- ---------- ----------  ----------
INCOME BEFORE INCOME TAXES             329,424    260,673    985,577     634,504

PROVISION FOR INCOME TAXES             112,000     97,000    335,000     224,000
                                    ---------- ---------- ----------  ----------
NET INCOME                          $  217,424 $  163,673 $  650,577  $  410,504
                                    ========== ========== ==========  ==========

EARNINGS PER SHARE                       $0.13      $0.10      $0.38       $0.24
                                         =====      =====      =====       =====

See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.

                    CONDENSED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)
                                                            Nine months ended
                                                                 May 31,
                                                            1997         1996
                                                        -----------  -----------
OPERATING ACTIVITIES
 Net income                                             $  650,577   $  410,504
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                             25,691       20,916
   Deferred taxes                                           30,125       45,000
   Gain on sale of investments                            (134,843)     (76,964)
   Gain on sale of fixed asset                              (1,483)         (62)
   Changes in operating assets and liabilities:
     Accounts receivable                                  (101,037)     (25,325)
     Inventories                                           (28,423)    (104,700)
     Other current assets                                   (3,496)         377
     Accounts payable                                        5,905       27,332
     Accrued income taxes                                 (134,137)           0
     Accrued liabilities                                  (146,110)      43,601
                                                        ----------   ----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES           162,769      340,679
                                                        ----------   ----------

INVESTING ACTIVITIES
 Proceeds from sale of equipment                             1,750        1,350
 Purchase of equipment                                     (41,180)     (14,475)
 Proceeds from sales and maturities of investments       1,409,738    1,967,764
 Purchases of investments                               (1,557,529)  (2,911,353)
 Repayment of other - loans                                      0        1,442
                                                        ----------   ----------
   NET CASH USED IN INVESTING ACTIVITIES                  (187,221)    (955,272)
                                                        ----------   ----------
FINANCING ACTIVITIES
 Proceeds from exercise of stock options                     6,609        7,258
                                                        ----------   ----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                 6,609        7,258
                                                        ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (17,843)    (607,335)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD       419,136      926,163
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD          $  401,293   $  318,828
                                                        ==========   ==========

See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.

            NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               May 31, 1997


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

NOTE B - EARNINGS PER SHARE

  Earnings per share is based upon the number of weighted average common shares outstanding of 1,721,483 for the quarter ended May 31, 1997 and 1,718,574 for the quarter ended May 31, 1996.

Item 2:  Management's Discussion and Analysis


Results of Operations
---------------------
Revenues for the third quarter ended May 31, 1997 increased 14% over the same period the preceding year and increased 12% for the nine months ended May 31, 1997. The revenue increase for the three and nine months ended May 31, 1997 was due to an increase in sales volume.

Gross profit percentages for the third quarter ended May 31, 1997 and 1996 was 62% and 60% respectively. Gross profit percentages for the nine months ended May 31, 1997 was 63% compared to 59% for the nine months ended May 31, 1996. The increase is primarily due to increased cost cutting measures.

Operating expenses as a percentage of sales was 40% for the three months and 41% for the nine months ended May 31, 1997 compared to 43% and 44% for the same periods the prior year, respectively.

Other income decreased $26,057 for the quarter ended May 31, 1997 and increased $76,208 for the nine months ended May 31, 1997 from the same periods the preceding year.

Net income was $217,424 and $163,673 for the quarter ended May 31, 1997 and 1996 respectively. This represents a 33% increase. For the nine months ended May 31, 1997 and 1996, net income was $650,577 and $410,504 respectively.  This represents a 58% increase.

Liquidity and Capital Resources
-------------------------------
Registrant's balance sheet shows a strong capital position. Operations provided $162,769 in cash compared to providing $340,679 the same period the prior year. Cash and cash equivalents decreased $17,843 since August 31, 1996. The company used $187,221 to purchase investments and equipment since August 31, 1996. Registrant expects that there will be sufficient capital to fund its operations during fiscal year 1997.

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


                                              Technology 80 Inc.
                                       --------------------------------
                                                 (Registrant)


         July 14, 1997                 /s/ Duane Markus, President, CEO
   -------------------------           --------------------------------
            (Date)                       Duane Markus, President, CEO