Form 10KSB
period 1997-08-31
TECHNOLOGY 80 INC
filed 1997-11-26
CIK 735703

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           Form 10-KSB

[X]  Annual report under section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended August 31, 1997.
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                  Commission File Number 0-13870

                        Technology 80 Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

               Minnesota                         41-1373380
------------------------------         ------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

658 Mendelssohn Avenue North, Minneapolis, Minnesota     55427
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $4,918,935.

The aggregate market value of the voting stock held by non- affiliates as of November 15, 1997, (based upon the average between the closing bid and asked price as reported in the local over-the-counter market) was approximately $2,403,000. In making this computation, the share holdings of certain persons were excluded, but such exclusion shall not be deemed an admission that such persons are affiliates of the Registrant as that term is defined in Rule 405, Regulation C.

Number of shares outstanding of each of the issuer's classes of common equity as of November 15, 1997: 1,605,045 shares of common stock, par value $.01.

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

Within Registrant's existing industry segment, manufacturing technical instruments and systems, there is one principal class of products and services; Industrial Control Products. Industrial Control Products have now been expanded to include several industry standard interfaces, commonly known in the industry as bus structures (STD, PC, Multibus, SBX, VME, PC/104, and Industry Pack).

Total assets at August 31, 1997, 1996 and 1995, were $6,009,100, $4,897,556, and $4,195,375, respectively. All of Registrant's sales have been to unaffiliated customers.

Registrant maintains inventory levels consistent with projected sales. Due to increased sales and expected increases in sales, Registrant has found it necessary to maintain an increased level of inventories in order to assure itself of a continuous allotment of parts and materials from its suppliers and to meet rapid delivery requirements of its customers.

Registrant warrants the microcomputer interface cards for a period of two years from date of shipment. There have been very few instances when Registrant was required to accept the return merchandise which failed to comply with Registrant's warranty and any such warranty related expenses have been minimal. Registrant offers factory repair services for its products.

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

Registrant also offers products which are accessories to the add- in boards. They consist of software products, interface cables, and terminal boards. Accessory products enhance the sales of the main product line by making it more convenient for the customer to use Registrant's products.

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

Backlog
-------

Registrant had a backlog of $1,322,250, $1,288,792, and $525,531 for its industrial control products at August 31, 1997, 1996 and 1995, respectively.

Employees
---------

Registrant had 24 employees as of November 15, 1997, of which none were part-time. Registrant is not a party to any collective bargaining agreement, and Registrant considers its employee relations to be satisfactory. In view of the small number of employees, the loss of certain technical or sales personnel could adversely affect Registrant in the short-term.

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

Patents and Licenses
--------------------

One patent has been granted for an Industrial Control Product design. Registrant claims copyright protection as to the artwork and documentation of all of its products, but has not sought to register any of its copyrights. There can be no assurance that any existing patents or any future patents will prevent competitors from producing substantially similar products. Registrant does not anticipate that any persons will have an interest in licensing its patents.

Registrant relies less on the protection provided by patents and copyrights than it does on the technical and creative skills of its personnel and on its abilities to market and service its products, to establish its market position for each of its products, and to improve its products and develop new products to stay abreast of new technology.

Research and Development
------------------------

Registrant has spent $703,742 and $630,626 during the fiscal years ended August 31, 1997 and 1996, respectively, for research and development of industrial control products. Research and development costs were 14.3% of revenue for the fiscal year ended August 31, 1997 and 15.0% of revenue for the fiscal year ended August 31, 1996. For the foreseeable future, Registrant expects research and development costs to remain approximately the same, as a percentage of revenue, in light of the continuing need for new products and utilization of new technology to provide the basis for future revenues.

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

Marketing and Sales
-------------------

Industrial control products are marketed in the United States and Canada through independent nonexclusive manufacturers' representatives. Independent manufacturers' representatives specializing in motion control are the main outlets. Direct in- house sales to catalog distributors are the next largest sales distribution method. The Registrant uses a small number of system integrators specializing in motion control products to supplement the efforts of the manufacturers' representatives.

Registrant employs a national sales manager for direct selling of the motion
control product line.   Registrant has signed agreements with several
international distributors to implement and handle sales and marketing of Registrant's products in foreign markets.

No one customer accounted for 10% or more of Registrant's revenue for fiscal year 1997. One customer accounted for 11% of Registrant's revenue for fiscal year 1996. International sales accounted for 6.0% and 5.1% of revenue for the years ended 1997 and 1996, respectively. Registrant's business is not seasonal in nature.

Item 2.   Description of Property.

Registrant's facilities are located in a multiple-tenant building located at 658 Mendelssohn Avenue North, Minneapolis, Minnesota. The portion of the building occupied by Registrant consists of 4,810 square feet for production, warehouse, laboratory, drafting and engineering plus 3,690 square feet for offices for a total of 8,500 square feet. Registrant leases this space under a lease expiring September 30, 2000. See note 7 to financial statements.

Item 3.   Legal Proceedings.

The Registrant is presently not a party to any pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Registrant's common stock, $.01 par value, is traded in the Minneapolis/St. Paul local, over-the-counter market. The information concerning the range of high and low bid quotations for Registrant's fiscal years ended 1997 and 1996 is set forth in the table below.

                Common Stock Trading Price Ranges
                ---------------------------------

                         Common Stock Bid

       1997                     Low            High
       ----                     ---            ----
       First Quarter            2 3/8          2 1/2
       Second Quarter           2 3/8          2 9/16
       Third Quarter            2 3/8          2 7/8
       Fourth Quarter           2 7/8          3 1/4

       1996                     Low            High
       ----                     ---            ----

       First Quarter            2 1/8          2 3/4
       Second Quarter           2 1/2          3 1/4
       Third Quarter            2              2 1/2
       Fourth Quarter           2 1/2          3

Prices were obtained from Twin Cities media. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

As of November 15, 1997, there were 158 record holders of Registrant's common stock.

It is the present intention of Registrant to retain any earnings to finance the development of its business and, accordingly, Registrant does not anticipate payment of any cash dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

Revenue increased 16.9% during the fiscal year ended August 31, 1997, over the previous fiscal year. Revenue increased 14.7% during fiscal year 1996, over the 1995 fiscal year. The increased revenue in fiscal years 1997 and 1996 resulted from an increased interest in the Registrant's products which has expanded the customer base during these fiscal years.

Gross profit was 65.4% for fiscal year 1997 compared to 64.8% for the fiscal year 1996. The Registrant continues to focus on manufacturing and purchasing in economical quantities and taking advantage of available purchase discounts.

Order backlog at the end of fiscal years 1997 and 1996 was $1,322,250 and $1,288,792, respectively. This backlog was a consequence of the receipt of purchase orders with delivery scheduled over a period of several months and may be rescheduled or canceled by the customer. Industrial control products are built to a production schedule based on sales forecasts. Most smaller orders require an immediate shipment which Registrant is generally able to meet. Almost all sales are shipped within a short time, generally within days. Customers often require same day shipment with overnight air delivery.

Selling expenses, as a percentage of revenue, were 14.3%, and 16.3% in fiscal 1997, and 1996, respectively. The decrease is a result of Management's overall cost cutting measures. Management would consider increasing some expenses, such as trade shows, advertising, marketing and promotion, if an overall benefit would be realized.

General and administrative expenses were 20.3% and 15.1% of revenue for fiscal year 1997 and 1996, respectively. Although management has continued its cost cutting measures, increased expenditures for compensation have been necessary to retain quality employees.

Research and development costs, as a percentage of revenue, decreased to 14.3% in fiscal 1997, compared with 15.0% in 1996 Registrant will continue new product development.

Income from operations was $811,182 and $776,343 for fiscal years 1997 and 1996, respectively. The increase in income for 1997 over 1996 was the result of increased revenues and cost cutting measures offset by increased general and administrative and research and development expenditures.

Other income for 1997 increased $73,483 or 34.9% from 1996 primarily due to increases in both realized gains on the sale of investments and investment income.

Net income for 1997 and 1996, respectively, was $733,327 and $665,355.

Liquidity and Capital Resources
-------------------------------

Registrant's balance sheet shows a strong capital position. Operations provided $358,868 in cash. Cash and cash equivalents decreased $134,875 from the previous year. The Registrant used $52,358 to purchase equipment and $466,207 to purchase investments (net of sales and maturities) during the fiscal year ended August 31, 1997. Registrant received $24,555 from employees exercising stock options. Inventories increased $220,708 from the previous year primarily due to increased sales and the anticipated release of new products during fiscal year 1998. Accounts receivable are up $294,687 from the previous year, primarily due to a few large shipments to a new customer during the last quarter of the year. Registrant expects that there will be sufficient capital to fund its operations during fiscal year 1998.

At August 31, 1997, Registrant had investments with a cost and fair market value of $3,765,049 and $3,348,616 respectively, consisting primarily of investments in equity securities. This compares to a cost and fair market value of $2,868,646 and $2,708,120 respectively, at August 31, 1996. Approximately 45% and 41% of the fair market value is represented by investments in three companies at August 31, 1997 and 1996, respectively.

Registrant has no long term borrowings and does not anticipate, at this time, that it will be necessary to seek any long term debt financing in the near future for ongoing operations, but may consider some type of financing for other purposes.

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

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The name, age and position of each person who is a director or executive officer of Registrant as of November 15, 1997, is as follows:

 Name               Age    Position with Company        Position Held Since
 ----               ---    ---------------------        -------------------

 Thomas L. Gould     55    Director, Secretary                4/90

 Duane A. Markus     55    President, Chief Executive
                           Officer, Chief Financial
                           Officer, Director                  4/90

Jack W. Pagel        55    Director                           4/90

James A. Burkett     43    Chief Operating Officer            4/93

Mr. Gould was elected to fill a vacancy on the Board of Directors on April 23, 1990. Mr. Gould has been the President of GH Medical, Inc., since 1990 and has worked as a securities salesman at Equity Securities Trading
Co., Inc., Minneapolis, Minnesota, since July 1988.  Prior to that time,
Mr. Gould was employed as a securities salesman by a number of brokerage firms in Minneapolis, Minnesota, including Engler Budd & Co., Inc. from
July 1986, to July 1988; Craig-Hallum, Inc. from January 1986, to July 1986; J.W. McClees, Inc. from September 1985, to January 1986; and Pagel, Inc. from August 1981, to September 1985.

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


Item 10.  Executive Compensation

Summary Compensation Table
--------------------------

The following table sets forth the annual and long term compensation for the CEO and each executive officer whose compensation exceeded $100,000 for such period:


                      Long Term Compensation
                 ----------------------------------
        Annual Compensation                  Awards      Payouts


                                       Other    Rest-  Securities/          All
Name                                  Annual   ricted    Under-    LTIP    Other
and                                   Compen-   Stock    lying     Pay-    Compen-
Principal                              sation  Award(s) Options/   outs    sation
Position                                ($)    SARs(#)    ($)        ($)     ($)
---------                             -------  -------  -------     ----   -------
                    Salary    Bonus
             Year    ($)       ($)
             ----   ------    -----
Duane        1997   157,300  322,962      -        -        -          -        -
Markus       1996   143,750   82,635      -        -        -          -        -
CEO          1995   115,000   54,175      -        -      9,000        -        -

James        1997   184,767      -        -        -        -          -        -
Burkett      1996   164,481      -        -        -        -          -        -
COO          1995   149,301      -        -        -      9,000        -        -


Aggregated Option/SAR Exercised in Last Fiscal Year and FY-End
--------------------------------------------------------------


Option/SAR Values
-----------------

The following table summarizes options and SARs exercised during 1997 and presents the value of unexercised options and SARs held by the named executives at fiscal year end.

                                           Number of
                                          Securities         Value of
                                          Underlying        Unexercised
                                          Unexercised      In-the-Money
                                         Options/SARs       Options/SARs
                                         at FY-End (#)     at FY-End ($)
                      Shares
                     Acquired
                        on     Value
                     Exercise  Realized    Exercisable/     Exercisable/
         Name         (#)      ($)        Unexercisable    Unexercisable
-------------        --------  --------   -------------    -------------
Duane Markus,         29,000    $83,555   18,000/  0       $ 63,000/  $0
CEO

James Burkett,           -          -     30,000/8,000     $105,000/$28,000
COO


Compensation of Directors
-------------------------

Each director who is not an employee of Registrant during the fiscal year ended August 31, 1997 received $19,500 as compensation for serving in that capacity (see also Item 12).

Directors did not receive options during fiscal year 1997, nor were any exercised.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of November 15, 1997, as to the shares of the Company's Common Stock beneficially owned by Messrs. Pagel, Markus, and Gould (the only persons known by the Registrant to own, beneficially, more than 5% of the Registrant's outstanding Common Stock) and, as of such date, by each of the Company's other current directors and officers and, as of such date, by all officers and directors as a group.


                              Amount and Nature
                                of Beneficial      Percent of Shares
 Name of Beneficial Holder     Ownership (1) (2)    Ownership (2)
--------------------------     -----------------   ----------------
 Thomas L. Gould,
   Director                         101,244 (4)           5.80
 Jack W. Pagel,
   Director                         345,947 (4)          19.80
 Duane A. Markus,
   Director, CEO                    547,835 (3)(5)       31.36
 James A. Burkett,
   Chief Operating Officer           71,037 (6)(7)        4.07

 All Officers, Directors
   and Nominees as a Group
   (four people)                  1,066,063 (8)          61.03


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

  (5) Includes 18,000 shares which may be acquired pursuant to options currently exercisable or exercisable within 60 days of the date hereof.

  (6) Includes 35,750 shares which may be acquired pursuant to options currently exercisable or exercisable within 60 days of the date hereof.

  (7) Includes 12,300 shares beneficially owned by Mr. Burkett's spouse and child as to which Mr. Burkett has voting power and/or the power of disposition.

  (8) Includes 141,750 shares which may be acquired pursuant to options currently exercisable or exercisable within 60 days of the date hereof.

Item 12.  Certain Relationships and Related Transactions

See Note 6 to the financial statements.

Item 13.  Exhibits and Reports on Form 8-K

(a) 1.    Financial Statements

The following financial statements of the Registrant for its fiscal year ended August 31, 1997, including the independent auditor's report, are filed as a part of this report:

    Independent Auditor's Report.

    Balance Sheets - At August 31, 1997 and 1996.

    Statements of Income - Years ended August 31, 1997 and 1996.

    Statements of Stockholders' Equity - Years ended August 31, 1997 and 1996.

    Statements of Cash Flows - Years ended August 31, 1997 and 1996.

    Notes to Financial Statements.

(a) 2.    Exhibits

          (A)  Exhibits filed with this Report.

               Exhibit 11 -- Statement Re: Computation of Per- Share Earnings

               Exhibit 27 -- Financial Data Schedule

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

     3.1 Restated Articles of Incorporation, as adopted by the shareholders of Registrant on January 12, 1988. [Exhibit 3.1, 1988 Form 10-K.]

     3.2 Restated Bylaws of Registrant, as adopted by the Board of Directors of Registrant, effective March 24, 1988. [Exhibit 3.2, 1988 Form 10-K.]

     3.2-1 Amendment to Restated Bylaws of Registrant, adopted by the Board of Directors, effective January 10, 1989. [Exhibit 3.2-1, 1989 Form 10- K.]

     3.2-2 Amendment No. 2 to Restated Bylaws of Registrant, adopted by the Board of Directors, effective December 3, 1990. [Exhibit 3.2-2, 1991 Form 10- K.]

     10.2 Form of Employee Agreement presently in effect with respect to certain technical and sale employees. [Exhibit 10.3, 1985 Form S-18.]

     10.9-2 Incentive Stock Option Plan, as adopted by Registrant's shareholders on December 12, 1984, and as amended by Registrant's Board of Directors on November 18, 1987. [Exhibit 10.9-2, 1987 Form 10-K.]

     10.9-3 Form of stock option agreement entered into by Registrant and certain of its employees pursuant to Incentive Stock Option Plan, as amended on November 18, 1987. [Exhibit 10.9-3,
               1987 Form 10- K.]

     10.10-2   Form of Security Agreement.  [Exhibit 10.10-2, 1988 Form 10-K.]

     10.11-3   Form of Distribution Agreement.  [Exhibit 10.11-3, 1989 Form
               10-K.]

     10.12 Technology 80 Inc. Directors' Stock Option Plan, as amended. [Exhibit 10.12, 1991 Form 10-K.]

     10.12-1 Form of stock option agreement entered into by Registrant and certain of its directors pursuant to Directors' Stock Option Plan. [Exhibit 10.12- 1, 1986 Form 10-K.]

     10.13     Domestic distribution agreement.  [Exhibit 10.13, 1988 Form
               10-K.]

     10.14     International Distribution Agreement.  [Exhibit 10.14, 1988
               Form 10-K.]

     1986 Form 10-K: Annual Report on Form 10-K, File No. 0- 13870, for Registrant's fiscal year ended August 31, 1986.

     1987 Form 10-K: Annual Report on Form 10-K, File No. 0- 13870, for Registrant's fiscal year ended August 31, 1987.

     1988 Form 10-K: Annual Report on Form 10-K, File No. 0- 13870, for Registrant's fiscal year ended August 31, 1988.

     1989 Form 10-K: Annual Report on Form 10-K, File No. 0- 13870, for Registrant's fiscal year ended August 31, 1989.

     1990 Form 10-K: Annual Report on Form 10-K, File No. 0- 13870, for Registrant's fiscal year ended August 31, 1990.

     1991 Form 10-K: Annual Report on Form 10-K, File No. 0- 13870, for Registrant's fiscal year ended August 31, 1991.

     1992 Form 10-K: Annual Report on Form 10-K, File No. 0- 13870, for Registrant's fiscal year ended August 31, 1992.

     1993 Form 10-K: Annual Report on Form 10-K, File No. 0- 13870, for Registrant's fiscal year ended August 31, 1993.

     1994 Form 10-K: Annual Report on Form 10-K, File No. 0- 13870, for Registrant's fiscal year ended August 31, 1994.

     1995 Form 10-KSB: Annual Report on Form 10-KSB, File No. 0- 13870, for Registrant's fiscal year ended August 31, 1995.

     1996 Form 10-KSB: Annual Report on Form 10-KSB, File No. 0- 13870, for Registrant's fiscal year ended August 31, 1996.

     1985 Form S-18: Registration Statement of Form S-18, File No. 2-96972-C, effective May 14, 1985.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed by the Registrant during the last quarter of the Registrant's fiscal year ended August 31, 1997:

              Date of Report          Event
              --------------          -----
                   None

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Technology 80 Inc.
                                    ----------------------------------
                                               (Registrant)

          November 26, 1997                /s/ Duane A. Markus
      -------------------------     -----------------------------------
              (Date)                Duane A. Markus, President, CEO, CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          November 26, 1997                /s/ Duane A. Markus
      -------------------------    -----------------------------------
              (Date)                Duane A. Markus, President, CEO,
                                         CFO, Director (Principal
                                            Executive Officer,
                                       Principal Financial Officer)



          November 26, 1997                /s/ Thomas L. Gould
      -------------------------    -----------------------------------
              (Date)                   Thomas L. Gould, Secretary
                                               and Director


          November 26, 1997                 /s/ Jack W. Pagel
      -------------------------    -----------------------------------
              (Date)                      Jack W. Pagel, Director


          November 26, 1997                /s/ Ricky L. Carlson
      -------------------------    -----------------------------------
              (Date)                 Ricky L. Carlson, Vice President,
                                            Finance (Principal
                                            Accounting Officer)



                           TECHNOLOGY 80 INC.

                          FINANCIAL STATEMENTS

                        August 31, 1997 and 1996


                           C O N T E N T S


                                                                  Page

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



                   INDEPENDENT AUDITOR'S REPORT




Board of Directors and Stockholders
TECHNOLOGY 80 INC.
Minneapolis, Minnesota


We have audited the accompanying balance sheets of TECHNOLOGY 80 INC. as of August 31, 1997 and 1996, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TECHNOLOGY 80 INC. as of August 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




LURIE, BESIKOF, LAPIDUS & CO., LLP
Minneapolis, Minnesota


October 15, 1997

                                 - 2 -

                           TECHNOLOGY 80 INC.

                             BALANCE SHEETS
                        August 31, 1997 and 1996


                                    ASSETS            1997          1996
                                                   ----------    ----------
CURRENT ASSETS
  Cash and cash equivalents                        $  284,261    $  419,136
  Short-term investments                               64,402       127,163
  Accounts receivable (less allowance for doubtful
    accounts:  1997 - $12,000 and 1996 - $9,000)      882,224       587,537
  Inventories                                       1,177,452       956,744
  Deferred income taxes                                44,000        38,600
  Other current assets                                 24,383        29,069
                                                   ----------    ----------
    TOTAL CURRENT ASSETS                            2,476,722     2,158,249
                                                   ----------    ----------
PROPERTY AND EQUIPMENT
  Furniture and equipment                             473,934       424,670
  Leasehold improvements                               23,060        23,060
                                                   ----------    ----------
                                                      496,994       447,730
  Less accumulated depreciation                       395,830       363,780
                                                   ----------    ----------
                                                      101,164        83,950
                                                   ----------    ----------
OTHER ASSETS
  Investments                                       3,284,214     2,580,957
  Deferred income taxes                               147,000        74,400
                                                   ----------    ----------
                                                    3,431,214     2,655,357
                                                   ----------    ----------
                                                   $6,009,100    $4,897,556
                                                   ==========    ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                 $   95,117    $   49,413
  Accrued payroll and payroll taxes                   464,659       217,214
  Payable to investment company                       285,392          -
  Accrued income taxes                                 36,990       206,137
  Accrued liabilities - other                         182,054        74,379
                                                   ----------    ----------
    TOTAL CURRENT LIABILITIES                       1,064,212       547,143
                                                   ----------    ----------
STOCKHOLDERS' EQUITY                                4,944,888     4,350,413
                                                   ----------    ----------
                                                   $6,009,100    $4,897,556
                                                   ==========    ==========

See notes to financial statements.

                                 - 3 -

                           TECHNOLOGY 80 INC.

                          STATEMENTS OF INCOME
                  Years Ended August 31, 1997 and 1996

                                                      1997          1996
                                                   ----------    ----------
REVENUE                                            $4,918,935    $4,206,691

COST OF GOODS SOLD                                  1,702,373     1,478,799
                                                   ----------    ----------
GROSS PROFIT                                        3,216,562     2,727,892
                                                   ----------    ----------
OPERATING EXPENSES
  General and administrative                          998,562       637,097
  Research and development                            703,742       630,626
  Selling                                             703,076       683,826
                                                   ----------    ----------
                                                    2,405,380     1,951,549
                                                   ----------    ----------
INCOME FROM OPERATIONS                                811,182       776,343
                                                   ----------    ----------
OTHER INCOME (EXPENSE)
  Gain on sales of investments                        144,804        81,503
  Investment income                                   141,830       127,448
  Miscellaneous                                   (     2,489)        1,711
                                                   ----------    ----------
                                                      284,145       210,662
                                                   ----------    ----------
INCOME BEFORE INCOME TAXES                          1,095,327       987,005

PROVISION FOR INCOME TAXES                            362,000       321,650
                                                   ----------    ----------
NET INCOME                                         $  733,327    $  665,355
                                                   ==========    ==========
EARNINGS PER SHARE                                 $     0.43    $     0.39
                                                   ==========    ==========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                     1,723,540     1,726,008
                                                   ==========    ==========

See notes to financial statements.

                                    - 4 -

                             TECHNOLOGY 80 INC.

                     STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years Ended August 31, 1997 and 1996

                                     Common Stock
                                     ------------     Additional     Loans        Unrealized
                                   Shares *            Paid-in     for Stock    Gains/(Losses)  Retained
                                   Issued    Amount    Capital     Purchases    on Investments  Earnings       Total
                                 ----------  -------  ----------   ---------    -------------- ----------   ----------
BALANCE - AUGUST 31, 1995         1,561,670  $15,617  $3,372,648  ($ 163,705)      $ 83,091    $  550,191   $3,857,842
 Net income                             -        -           -           -              -         665,355      665,355

 Exercise of stock options            9,500       95      11,296         -              -             -         11,391

 Unrealized loss on investments,
   net of tax benefit of $114,000       -        -           -           -        ( 185,617)          -    (   185,617)

 Loan payments                          -        -           -         1,442            -             -          1,442
                                 ----------  -------  ----------   ---------       --------    ----------   ----------
BALANCE - AUGUST 31, 1996         1,571,170   15,712   3,383,944  (  162,263)     ( 102,526)    1,215,546    4,350,413

 Net income                             -        -           -           -              -         733,327      733,327

 Exercise of stock options           33,875      339      24,216         -              -             -         24,555

 Unrealized loss on investments,
   net of tax benefit of $92,500        -        -           -           -        ( 163,407)          -    (   163,407)
                                 ----------  -------  ----------   ---------       --------    ----------   ----------
BALANCE - AUGUST 31, 1997         1,605,045  $16,051  $3,408,160  ($ 162,263)     ($265,933)   $1,948,873   $4,944,888
                                 ==========  =======  ==========   =========       ========    ==========   ==========

*  Common stock: $.01 par value; authorized - 5,000,000 shares.

See notes to financial statements.

                                 - 5 -

                           TECHNOLOGY 80 INC.

                        STATEMENTS OF CASH FLOWS
                  Years Ended August 31, 1997 and 1996


                                                        1997          1996
                                                     ----------    ----------
OPERATING ACTIVITIES
  Net income                                         $  733,327    $  665,355
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                         34,877        28,350
    Deferred income taxes                                14,500        13,000
    Gain on sales of investments                    (   144,804)  (    81,503)
    Changes in operating assets and liabilities:
      Accounts receivable                           (   294,687)  (    80,722)
      Inventories                                   (   220,708)  (   158,950)
      Other current assets                                4,686        12,876
      Accounts payable                                   45,704   (     1,587)
      Accrued liabilities                               355,120        77,060
      Accrued income taxes                          (   169,147)      206,137
                                                     ----------    ----------
        Net cash provided by operating activities       358,868       680,016
                                                     ----------    ----------
INVESTING ACTIVITIES
  Proceeds from sale of equipment                           267         1,350
  Purchases of property and equipment               (    52,358)  (    23,463)
  Proceeds from sales and maturities of investments   1,835,230     2,215,083
  Purchases of investments                          ( 2,301,437)  ( 3,392,846)
  Payments on loans for stock purchases                     -           1,442
                                                     ----------    ----------
        Net cash used by investing activities       (   518,298)  ( 1,198,434)
                                                     ----------    ----------
FINANCING ACTIVITY
  Proceeds from exercise of stock options                24,555        11,391
                                                     ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (   134,875)  (   507,027)

CASH AND CASH EQUIVALENTS
  Beginning of year                                     419,136       926,163
                                                     ----------    ----------
  End of year                                        $  284,261    $  419,136
                                                     ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
    Income taxes                                     $  516,641    $  104,252
    Interest                                              5,101         5,881


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
  Investments purchased and payable to
  investment company                                 $  285,392   $       -

See notes to financial statements.

                          TECHNOLOGY 80 INC.

                    NOTES TO FINANCIAL STATEMENTS



 1. Description of Business and Summary of Significant Accounting Policies -

    Description of Business
    -----------------------
    TECHNOLOGY 80 INC. designs, manufactures, and markets motion control components and systems for original equipment manufacturer
    (OEM) machine and instrument builders and end users located worldwide. Products are sold through direct sales, manufacturers' representatives and distributors.

    Use of Estimates
    ----------------
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Cash Equivalents
    ----------------
    All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

    Short-Term Investments
    ----------------------
    Investments which mature within one year from the balance sheet date and investments sold prior to the issuance of the financial statements are classified as short-term.

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

    Earnings Per Share
    ------------------
    Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each year. Common stock equivalents include the dilutive effect of the incremental shares issuable upon the exercise of stock options.


    (continued)

                          TECHNOLOGY 80 INC.

                    NOTES TO FINANCIAL STATEMENTS



 1. Nature of Business and Summary of Significant Accounting Policies
    - (continued)

    Earnings Per Share (continued)
    ------------------
    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared with primary earnings per share and fully diluted earnings per share under current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted earnings per share under SFAS 128 differs in certain calculations from fully diluted earnings per share under the existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. Had the Company applied SFAS No. 128 as of August 31 1997 and 1996, basic and diluted earnings per share would have been as follows:

                                          1997       1996
                                         -----      -----
             Basic                       $0.47      $0.43

             Diluted                     $0.43      $0.39

    Comprehensive Income
    --------------------
    In June 1997, the Financing Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes financial accounting and reporting standards for comprehensive income and its components (revenues, expenses, gains and losses). The Standard is effective for fiscal years beginning after December 15, 1997.


 2. Credit Risk -

    The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.


 3. Inventories -

    Inventories consist of the following:

                                            1997        1996
                                        ----------   ---------
             Raw materials              $  586,884   $ 448,907
             Work in process               237,845     124,609
             Finished goods                352,723     383,228
                                        ----------   ---------
                                        $1,177,452   $ 956,744
                                        ==========   =========

                          TECHNOLOGY 80 INC.

                    NOTES TO FINANCIAL STATEMENTS



 4. Investments -

    A summary of the cost, unrealized gains and losses, and fair value of investment are as follows:
                                          Gross Unrealized     Estimated
                                         ------------------
                               Cost       Gains     Losses    Fair Value
                            ----------   -------   --------   ----------
    August 31, 1997:
      Available-for-sale -
        equity securities   $3,760,049   $91,822  ($508,255)  $3,343,616

      Held-to-maturity -
        municipal bonds          5,000       -          -          5,000
                            ----------   -------   --------   ----------
                            $3,765,049   $91,822  ($508,255)  $3,348,616
                            ==========   =======   ========   ==========
    August 31, 1996:
      Available-for-sale -
        equity securities   $2,833,633   $95,003  ($255,529)  $2,673,107

      Held-to-maturity -
        municipal bonds         35,013       -          -         35,013
                            ----------   -------   --------   ----------
                            $2,868,646   $95,003  ($255,529)  $2,708,120
                            ==========   =======   ========   ==========

    Approximately 45% and 41% of the fair market value is represented by investments in three companies at August 31, 1997 and 1996, respectively. Gross realized gains and (losses), using the specific identification method, totalled $166,757 and ($21,953) for 1997 and $94,021 and ($12,518) for 1996, respectively. The held-to-maturity securities are due in one year or less.


 5. Income Taxes -

    The provision for income taxes consists of the following:
                                                     1997       1996
        Current:                                   --------   --------
          Federal                                  $347,200   $306,450
          State                                         300      2,200
                                                   --------   --------
                                                    347,500    308,650
                                                   ========   ========
        Deferred:
          Federal                                 (   9,700) (   3,000)
          State                                      24,200     16,000
                                                   --------   --------
                                                     14,500     13,000
                                                   --------   --------
                                                   $362,000   $321,650
                                                   ========   ========
    (continued)

                          TECHNOLOGY 80 INC.

                    NOTES TO FINANCIAL STATEMENTS



 5. Income Taxes - (continued)

    The Company utilized approximately $109,000 in state net operating loss carryforwards and $13,500 of state tax credits to reduce their 1997 state tax liability. The Company utilized approximately $326,000 of state net operating loss carryforwards and $4,000 of federal tax credits to reduce their 1996 federal and state tax liabilities.

    The significant components of deferred income tax assets and liabilities are as follows:

                                               1997                         1996
                                    ---------------------------  --------------------------
                                      Total   Federal    State     Total   Federal   State
                                    --------  --------  -------  --------  -------  -------
    Deferred income tax assets:
      Net operating loss and
        credit carryforwards        $ 52,300  $    -    $52,300  $ 76,500  $   -    $76,500
      Unrealized losses on
        investments                  150,500   137,000   13,500    58,000   52,800    5,200
      Other                           26,000    23,800    2,200    22,000   20,100    1,900
                                    --------  --------  -------  --------  -------  -------
                                     228,800   160,800   68,000   156,500   72,900   83,600
                                    --------  --------  -------  --------  -------  -------
    Deferred income tax liabilities:
      Impact of state net
        operating loss and
        credit carryforwards          17,800    17,800      -      26,000   26,000      -
      Other                           20,000    18,300    1,700    17,500   16,100    1,400
                                    --------  --------  -------  --------  -------  -------
                                      37,800    36,100    1,700    43,500   42,100    1,400
                                    --------  --------  -------  --------  -------  -------
    Net deferred tax asset          $191,000  $124,700  $66,300  $113,000  $30,800  $82,200
                                    ========  ========  =======  ========  =======  =======

    The significant differences between income taxes at the statutory rate and the effective tax rates were as follows:

                                                         1997               1996
                                                       --------           --------
      Tax computed at the statutory rate               $372,500           $336,000
      State income taxes, net of federal benefit         16,200             12,000
      Tax exempt investment income                    (  27,800)         (  23,300)
      Other                                               1,100          (   3,050)
                                                       --------           --------
      Income tax expense                               $362,000           $321,650
                                                       ========           ========

    At August 31, 1997, the Company has a net deferred tax asset of $34,500 reflecting the benefit of $52,300 of state tax credits. At August 31, 1996, the Company has a net deferred tax asset of $46,000 reflecting the benefit of $109,000 in state loss carryforwards and $65,800 of state tax credits.

                          TECHNOLOGY 80 INC.

                    NOTES TO FINANCIAL STATEMENTS



 6. Transactions with Related Parties -

    The Company has consulting agreements with two directors and accrued $141,800 and $53,100 for services rendered under the agreements, at August 31, 1997 and 1996, respectively. In addition, $39,000 and $19,000 is accrued for directors' fees to these individuals at August 31, 1997 and 1996, respectively. Consulting and director fees expense for these individuals totaled $180,800 and $72,100 in 1997 and 1996, respectively.

    During fiscal 1994, the Company provided loans to certain employees and directors to purchase the Company's stock. The stock purchased by these individuals is held by the Company as collateral against the loan balances. The loans, which have a balance of $162,263 at August 31, 1997, are classified as a reduction of stockholders' equity. The loans bear interest at 6% and are due on demand. Interest on these loans of approximately $10,000 was earned by the Company during both 1997 and 1996.


 7. Building Lease -

    The Company's office and production facilities lease expired
    September 30, 1997. Effective September 11, 1997, the Company negotiated an amendment to extend this lease to September 30, 2000. The lease provides that the Company pay certain operating expenses, including real estate taxes, insurance, and maintenance, in addition to the monthly base rent of $4,165.

    The future minimum annual rental commitment under the above lease is as follows:

                              Year Ending
                              August 31,      Amount
                              -----------    --------
                                1998         $ 49,505
                                1999           49,980
                                2000           49,980
                                2001            4,165
                                             --------
                                             $153,630
                                             ========

    Rent expense for 1997 and 1996, including operating expenses, was approximately $68,700 and $67,200, respectively.

                          TECHNOLOGY 80 INC.

                    NOTES TO FINANCIAL STATEMENTS



 8. Common Stock Options -

    Incentive Stock Option Plan

    The Company has an Incentive Stock Option Plan which expired in fiscal 1995. Options issued under the Plan are exercisable for a specific period of time, as determined by the Board of Directors, but not greater than ten years. The options granted become exercisable in four equal annual installments beginning on the first anniversary of the date of grant. The Company reserved 200,000 shares of common stock for issuance pursuant to the Plan. Option transactions under the Plan are summarized as follows:

                                             Number       Weighted-Average
                                           of Shares       Exercise Price
                                           ---------      ----------------
      Outstanding at August 31, 1995        177,750             $1.25

        Expired                            (    125)            $1.38
        Cancelled                          ( 12,875)            $1.37
        Exercised                          (  9,500)            $1.20
                                            -------
      Outstanding at August 31, 1996        155,250             $1.25

        Expired                            (    375)            $1.69
        Cancelled                          (  8,250)            $1.49
        Exercised                          ( 33,875)            $0.72
                                            -------
      Outstanding at August 31, 1997        112,750             $1.38
                                            =======

    The following table summarizes stock options outstanding and exercisable at August 31, 1997:

                                     Outstanding                  Exercisable
                             ------------------------------     ----------------
                                        Weighted   Weighted            Weighted
                                         Average    Average             Average
                                        Remaining  Exercise             Exercise
       Exercise Price Range  Shares       Life      Price       Shares   Price
       --------------------  -------    ---------  --------     ------ ---------
              $0.81           28,500     4 months   $0.81       28,500   $0.81
          $1.38 - $1.44       37,125    15 months   $1.38       30,125   $1.38
          $1.69 - $1.86       47,125    27 months   $1.73       29,875   $1.75
                             -------    ---------  --------     ------ ---------
          $0.81 - $1.86      112,750    17 months   $1.38       88,500   $1.32
                             =======                            ======

    (continued)

                          TECHNOLOGY 80 INC.

                    NOTES TO FINANCIAL STATEMENTS



 8. Common Stock Options - (continued)

    Directors' Stock Option Plan

    The Company had a Directors' Stock Option Plan which granted stock options to members of the Board of Directors who were not employees of the Company. Stock options were granted at an exercise price equal to not less than the fair market value at the date of grant and are exercisable over ten years.

    Options to purchase 96,000 shares were outstanding and exercisable at $0.56 - $1.69 per share (average exercise price of $0.97) at August 31, 1997. Outstanding stock options expire over a period ending no later than December 2004 and have a weighted average remaining exercise life of approximately 4 years. During 1997, options to purchase 4,000 shares at an average exercise price of $2.88 expired.


 9. Pension Plan -

    The Company has a Simplified Employee Pension Plan to which it can contribute up to 15% of eligible employees' compensation.
    Contributions are made at the discretion of the Company; no contributions were made for 1997 or 1996.


10. Major Customer -

    No one customer had revenues in excess of 10% in 1997. One customer accounted for approximately 11% of 1996 revenue.