Form 10QSB
period 1997-11-30
TECHNOLOGY 80 INC
filed 1998-01-15
CIK 735703

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER
     30, 1997.
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____ TO ____.

                  Commission File Number 0-13870

                        Technology 80 Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                Minnesota                          41-1373380
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

658 Mendelssohn Avenue North, Minneapolis, Minnesota      55427
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                          (612) 542-9545
                   ---------------------------
                   (Issuer's telephone number)

                               N/A
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practible date.

       Common Stock, $0.01 par value               1,615,170
       -----------------------------         --------------------
            (Title of Class)                 (Shares Outstanding)

                      Part I - Financial Information
Item 1:  Financial Statements
                            TECHNOLOGY 80 INC.

                         CONDENSED BALANCE SHEETS

                                (UNAUDITED)

                      ASSETS                           November 30,  August 31,
                                                           1997         1997
                                                        ----------   ----------
CURRENT ASSETS
   Cash and cash equivalents                            $  331,673   $  284,261
   Short-term investments                                    5,000       64,402
   Accounts receivable (less allowance for doubtful
      accounts: Nov. 30 - $12,000; Aug. 31 - $12,000)      702,247      882,224
   Inventories                                           1,149,690    1,177,452
   Deferred taxes                                           44,000       44,000
   Other current assets                                     24,197       24,383
                                                        ----------   ----------
      TOTAL CURRENT ASSETS                               2,256,807    2,476,722
                                                        ----------   ----------
PROPERTY AND EQUIPMENT
   Furniture and equipment                                 501,171      473,934
   Leasehold improvements                                   23,060       23,060
                                                        ----------   ----------
                                                           524,231      496,994
   Less accumulated depreciation                           397,065      395,830
                                                        ----------   ----------
                                                           127,166      101,164
                                                        ----------   ----------
OTHER ASSETS
   Investments                                           3,394,598    3,284,214
   Deferred taxes                                          261,800      147,000
                                                        ----------   ----------
                                                         3,656,398    3,431,214
                                                        ----------   ----------
      TOTAL ASSETS                                      $6,040,371   $6,009,100
                                                        ==========   ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                     $   67,512   $   95,117
   Accrued payroll and payroll taxes                       156,130      464,659
   Accrued income taxes                                     92,100       36,990
   Payable to investment company                           693,814      285,392
   Accrued liabilities - other                              11,634      182,054
                                                        ----------   ----------
      TOTAL CURRENT LIABILITIES                          1,021,190    1,064,212
                                                        ----------   ----------
STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value (authorized -
      5,000,000 shares; issued and outstanding -
      Nov. 30, 1,615,170, Aug. 31, 1,605,045 shares)        16,152       16,051
   Paid-in capital                                       3,420,152    3,408,160
   Other - loans                                          (162,263)    (162,263)
   Unrealized loss on available-for-sale securities       (413,141)    (265,933)
   Retained earnings                                     2,158,281    1,948,873
                                                        ----------   ----------
                                                         5,019,181    4,944,888
                                                        ----------   ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $6,040,371   $6,009,100
                                                        ==========   ==========

See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.

                      CONDENSED STATEMENTS OF INCOME

                                (UNAUDITED)

                                                            Three months ended
                                                                November 30,
                                                              1997       1996
                                                           ----------   --------
REVENUES                                                   $1,323,597   $993,880

COST OF GOODS SOLD                                            540,247    387,535
                                                           ----------   --------
GROSS PROFIT                                                  783,350    606,345
                                                           ----------   --------
OPERATING EXPENSES
   General and administrative                                 149,699    128,701
   Research and development                                   176,894    153,984
   Selling                                                    202,889    152,236
                                                           ----------   --------
     TOTAL OPERATING EXPENSES                                 529,482    434,921
                                                           ----------   --------
INCOME FROM OPERATIONS                                        253,868    171,424

OTHER INCOME                                                   59,540    117,393
                                                           ----------   --------
INCOME BEFORE INCOME TAXES                                    313,408    288,817

PROVISION FOR INCOME TAXES                                    104,000     93,000
                                                           ----------   --------
NET INCOME                                                 $  209,408   $195,817
                                                           ==========   ========

EARNINGS PER SHARE                                              $0.12      $0.11
                                                                =====      =====

See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.

                    CONDENSED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)

                                                           Three months ended
                                                               November 30,
                                                            1997         1996
                                                          --------     --------
OPERATING ACTIVITIES
   Net income                                             $209,408     $195,817
   Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation and amortization                           9,333        7,679
     Deferred taxes                                          9,700        8,375
     Gain on sale of fixed asset                              (500)         -
     Gain on sale of investments                           (33,211)     (80,619)
     Changes in operating assets and liabilities:
        Accounts receivable                                179,977      (39,625)
        Inventories                                         27,762      (29,842)
        Other current assets                                   186        3,951
        Accounts payable                                   (27,605)      15,169
        Accrued income taxes                                55,110     (122,137)
        Accrued liabilities                                (70,527)    (154,965)
                                                          --------     --------
           NET CASH PROVIDED(USED) BY OPERATING
           ACTIVITIES                                      359,633     (196,197)
                                                          --------     --------
INVESTING ACTIVITIES
   Proceeds from sale of equipment                             500          -
   Purchase of property and equipment                      (35,336)     (13,269)
   Proceeds from sales and maturities of investments       382,133      742,727
   Purchase of investments                                (671,612)    (347,340)
                                                          --------     --------
     NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES     (324,315)     382,118
                                                          --------     --------
FINANCING ACTIVITIES
   Proceeds from exercise of stock options                  12,094          -
                                                          --------     --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES              12,094          -
                                                          --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   47,412      185,921

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD       284,261      419,136
                                                          --------     --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD            $331,673     $605,057
                                                          ========     ========

See notes to condensed financial statements.

                         TECHNOLOGY 80 INC.

       NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                        November 30, 1997


NOTE A - FINANCIAL INFORMATION

     The unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed balance sheet at August 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the financial statements and notes in the Company's 1997 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the interim periods.

NOTE B - EARNINGS PER SHARE

     Earnings per share is based upon the number of weighted average common shares and common equivalent shares outstanding of 1,743,717 for the quarter ended November 30, 1997 and 1,718,898 for the quarter ended November 30, 1996. Common stock equivalents include the dilutive effect of the incremental shares issuable upon the exercise of stock options.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared with primary earnings per share and fully diluted earnings per share. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted earnings per share under SFAS 128 differs in certain calculations from fully diluted earnings per share under the existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997.
     Had the company applied SFAS No. 128 as of November 30 1997, and 1996, basic and diluted earnings per share would have been as follows:

                                  1997      1996
                                 -----     -----
                  Basic          $0.13     $0.12

                  Diluted        $0.12     $0.11

Item 2:  Management's Discussion and Analysis


Results of Operations
---------------------
Revenues for the first quarter ended November 30, 1997 increased
33% over the same period the preceding year. The revenue increase was due to an increase in sales volume.

Gross profit percentages for the three months ended November 30, 1997 was 59% compared to 61% for the three months ended November
30, 1996.

Operating expenses as a percentage of sales was 40% and 44% for the three months ended November 30, 1997 and 1996, respectively.

Other income decreased $57,853 for the quarter ended November 30, 1997 from the same period the preceding year. The decrease was due to less investment sales compared to the same period the prior year.

Net income was $209,408 and $195,817 for the quarter ended
November 30, 1997 and November 30, 1996 respectively. This represents a 7% increase.

Liquidity and Capital Resources
-------------------------------
Registrant's balance sheet shows a strong capital position. Operations provided $359,633 in cash. Cash and cash equivalents increased $47,412 since August 31, 1997. Investing activity used $324,315 in cash. Proceeds from the exercise of stock options provided for $12,094 in cash. Registrant expects that there will be sufficient capital to fund its operations during fiscal year 1998.

Registrant has no long-term debt and does not anticipate, at this time, that it will be necessary to seek any debt financing in the near future for ongoing operations, but may consider some type of financing for other purposes.

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

                    Part II - Other Information

Item 1:        Legal Proceedings
               -----------------
               None.

Item 2:        Changes in Securities
               ---------------------
               None.

Item 3:        Defaults Upon Senior Securities
               -------------------------------
               None.

Item 4:        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               None.

Item 5:        Other Information
               -----------------
               None.

Item 6:        Exhibits and Reports on Form 8-K
               --------------------------------
               a. Exhibits
                  --------
                  Exhibit 11 -- Statement Re: Computation of Per-Share
                     Earnings (following signature page)

                  Exhibit 27 -- Financial Data Schedule

               b. Reports on Form 8-K
                  -------------------
                  None.

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Technology 80 Inc.
                                     --------------------------------
                                               (Registrant)


         January 14, 1998            /s/ Duane Markus, President, CEO
-------------------------------      --------------------------------
              (Date)                  Duane Markus, President, CEO