Form 10QSB
period 1998-02-28
TECHNOLOGY 80 INC
filed 1998-04-14
CIK 735703

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY
     28, 1998.
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____ TO ____.

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

                          (612) 542-9545
-----------------------------------------------------------------
                   (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practible date.

Common Stock, $0.01 par value               1,640,420
------------------------------          -------------------
       (Title of Class)                 (Shares Outstanding)

                       Part I - Financial Information

Item 1:  Financial Statements

                            TECHNOLOGY 80 INC.
                         CONDENSED BALANCE SHEETS
                                (UNAUDITED)
                                                      February 28, August 31
                                                         1998        1997
       ASSETS                                          ----------  ----------
CURRENT ASSETS
  Cash and cash equivalent                                $129,756   $284,261
  Short-term investments                                     5,000     64,402
  Accounts receivable (less allowance for doubtful
    accounts: Feb. 28 - $12,000; Aug. 31 - $12,000)        889,546    882,224
  Inventories                                            1,137,433  1,177,452
  Deferred taxes                                            44,000     44,000
  Other current assets                                      25,488     24,383
                                                        ---------- ----------
    TOTAL CURRENT ASSETS                                 2,231,223  2,476,722
                                                        ---------- ----------
PROPERTY AND EQUIPMENT
  Furniture and equipment                                  502,037    473,934
  Leasehold improvements                                    23,060     23,060
                                                        ---------- ----------
                                                           525,097    496,994
  Less accumulated depreciation                            407,109    395,830
                                                        ---------- ----------
                                                           117,988    101,164
                                                        ---------- ----------
OTHER ASSETS
  Investments                                            3,283,017  3,284,214
  Deferred taxes                                           210,800    147,000
                                                        ---------- ----------
                                                         3,493,817  3,431,214
                                                        ---------- ----------
    TOTAL ASSETS                                        $5,843,028 $6,009,100
                                                        ========== ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                      $   91,910 $   95,117
  Accrued payroll and payroll taxes                        162,691    464,659
  Accrued income taxes                                      78,100     36,990
  Payable to investment company                             72,842    285,392
  Accrued liabilities - other                               19,656    182,054
                                                        ---------- ----------
    TOTAL CURRENT LIABILITIES                              425,199  1,064,212
                                                        ---------- ----------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value (authorized -
    5,000,000 shares; issued and outstanding -
    Feb. 28, 1,640,420, Aug. 31, 1,605,045 shares)          16,404     16,051
  Paid-in capital                                        3,441,353  3,408,160
  Other - loans                                           (162,263)  (162,263)
  Unrealized loss on available-for-sale securities        (358,661)  (265,933)
  Retained earnings                                      2,480,996  1,948,873
                                                        ---------- ----------
                                                         5,417,829  4,944,888
                                                        ---------- ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $5,843,028 $6,009,100
                                                        ========== ==========

See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.
                      CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                                  Three months ended       Six months ended
                                     February 28,             February 28,
                                  1998         1997        1998        1997
                                  ----         ----        ----        ----
REVENUES                         $1,429,677  $1,160,828  $2,753,274  $2,154,708

COST OF GOODS SOLD                  556,959     413,908   1,097,206     801,443
                                 ----------  ----------  ----------  ----------

GROSS PROFIT                        872,718     746,920   1,656,068   1,353,265
                                 ----------  ----------  ----------  ----------

OPERATING EXPENSES
  General and administrative        156,026     117,426     305,725     246,127
  Research and development          203,996     183,130     380,890     337,114
  Selling                           180,170     152,503     383,059     304,739
                                 ----------  ----------   ---------  ----------
  TOTAL OPERATING EXPENSES          540,192     453,059   1,069,674     887,980
                                 ----------  ----------   ---------  ----------

INCOME FROM OPERATIONS              332,526     293,861     586,394     465,285

OTHER INCOME                        165,189      73,475     224,729     190,868
                                 ----------  ----------   ---------  ----------

INCOME BEFORE INCOME TAXES          497,715     367,336     811,123     656,153

PROVISION FOR INCOME TAXES          175,000     130,000     279,000     223,000
                                 ----------  ----------   ---------  ----------

NET INCOME                       $  322,715  $  237,336  $  532,123  $  433,153
                                 ==========  ==========  ==========  ==========

EARNINGS PER SHARE                    $0.20       $0.15       $0.33       $0.27
                                      =====       =====       =====       =====

See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                         Six months ended
                                                           February 28,
                                                      1998            1997
                                                   ----------     -----------
OPERATING ACTIVITIES
  Net income                                         $  532,123    $  433,153
  Adjustments to reconcile net income to net
   cash used by operating activities:
    Depreciation and amortization                        20,116        16,381
    Deferred taxes                                       24,700        19,750
    Gain on sale of investments                        (174,924)     (118,031)
    Gain on sale of fixed asset                            (384)            0
    Changes in operating assets and liabilities:
       Accounts receivable                               (7,322)     (127,830)
       Inventories                                       40,019       (38,208)
       Other current assets                              (1,105)       (8,959)
       Accounts payable                                  (3,207)        6,505
       Accrued income taxes                              41,110      (158,137)
       Accrued liabilities                             (676,916)     (177,601)
                                                     -----------   -----------
         NET CASH USED BY OPERATING ACTIVITIES         (205,790)     (152,977)
                                                     -----------   -----------

INVESTING ACTIVITIES
  Proceeds from sale of equipment                         1,350             0
  Purchase of equipment                                 (37,906)      (33,799)
  Proceeds from sales and maturities
    of investments                                    1,273,514     1,090,672
  Purchases of investments                           (1,219,219)   (1,112,915)
                                                     -----------   -----------
    NET CASH PROVIDED (USED) BY
    INVESTING ACTIVITIES                                 17,739       (56,042)
                                                     -----------   -----------

FINANCING ACTIVITIES
  Proceeds from exercise of stock options                33,546         2,476
                                                     -----------   -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES            33,546         2,476
                                                     -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (154,505)     (206,543)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF THE PERIOD                                           284,261       419,136
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD       $  129,756    $  212,593
                                                     ===========   ===========
See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             February 28, 1998

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

NOTE B - EARNINGS PER SHARE

  Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (SFAS No. 128), effective for interim and annual periods ending after December 15, 1997. SFAS No. 128 requires the Company to report both basic earnings per share which is based on weighted-average number of common shares outstanding and diluted earnings per share which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. All prior years earnings per share in this report have been recalculated to reflect the provisions of SFAS No. 128. All earnings per share data in this report reflect basic earnings per share, unless otherwise indicated. The details of the earnings per share calculations for the quarter ending February 28, 1998 and 1997 follow:

                                                                  Per share
               1998                        Income       Shares     amount
               ----                        ------       ------    ---------
Earnings per share of common
  stock - basic                            $322,715     1,635,651     $0.20
Stock options                                  -          124,655        -
Earnings per share of common               --------     ---------     -----
  stock - assuming dilution                $322,715     1,760,306     $0.18
                                           ========     =========     =====

                                                                  Per share
               1997                        Income       Shares     amount
               ----                        ------       ------    ---------
Earnings per share of common
  stock - basic                            $237,336     1,572,894     $0.15
Stock options                                  -          145,437        -
Earnings per share of common               --------     ---------     -----
  stock - assuming dilution                $237,336     1,718,331     $0.14
                                           ========     =========     =====

Item 2:  Management's Discussion and Analysis

Results of Operations
---------------------
Revenues for the second quarter ended February 28, 1998 increased 23% over the same period the preceding year and increased 28% for the six months ended February 28, 1998. The revenue increase for the three and six months ended February 28, 1998 was due to an increase in sales volume. One customer accounted for 15% of the sales volume for the six months ended February 28, 1998.

Gross profit percentages for the second quarter ended February 28, 1998 and 1997 was 61% and 64% respectively. Gross profit percentages for the six months ended February 28, 1998 was 60% compared to 63% for the six months ended February 28, 1997.

Operating expenses as a percentage of sales was 38% for the three months and 39% for the six months ended February 28, 1998 compared to 39% and 41% for the same periods the prior year, respectively.

Other income increased $91,714 for the quarter ended February 28, 1998 and increased $33,861 for the six months ended February 28, 1998 from the same periods the preceding year. The increase was primarily due to increased investment income.

Net income was $322,715 and $237,336 for the quarter ended February 28, 1998 and 1997 respectively. This represents a 36% increase. For the six months ended February 28, 1998 and 1997, net income was $532,123 and $433,153 respectively. This represents a 23% increase.

Liquidity and Capital Resources
-------------------------------
Registrant's balance sheet shows a strong capital position. Operations used $205,790 in cash compared to $152,977 the same period the prior year. Cash and cash equivalents decreased $154,505 since August 31, 1997. Investing activities provided for $17,739. Proceeds from the exercise of stock option was $33,546. Registrant expects that there will be sufficient capital to fund its operations during fiscal year 1998.

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

          Exhibit 27 - Financial Data Schedule

          b. Reports on Form 8-K
             -------------------

          None.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Technology 80 Inc.
                                         ----------------------------
                                                 (Registrant)


April 14, 1998                         /s/ Duane Markus, President, CEO
------------------------               ---------------------------------
    (Date)                               Duane Markus, President, CEO