Form 10QSB
period 1998-05-31
TECHNOLOGY 80 INC
filed 1998-07-14
CIK 735703

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31,
     1998.
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____ TO ____.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practible date.

Common Stock, $0.01 par value                      1,646,733
-----------------------------                --------------------
       (Title of Class)                      (Shares Outstanding)

Part I - Financial Information
Item 1:  Financial Statements

                            TECHNOLOGY 80 INC.
                         CONDENSED BALANCE SHEETS
                                (UNAUDITED)
                                                       May 31,    August 31,
       ASSETS                                           1998        1997
                                                     -----------  ----------
CURRENT ASSETS
  Cash and cash equivalents                          $  187,298  $  284,261
  Short-term investments                                  5,000      64,402
  Accounts receivable (less allowance for doubtful
    accounts: May 31 - $12,000; Aug. 31 - $12,000)      716,685     882,224
  Inventories                                         1,351,571   1,177,452
  Deferred taxes                                         44,000      44,000
  Other current assets                                   17,591      24,383
                                                     ----------  ----------
    TOTAL CURRENT ASSETS                              2,322,145   2,476,722
                                                     ----------  ----------

PROPERTY AND EQUIPMENT

  Furniture and equipment                               514,713     473,934
  Leasehold improvements                                 23,060      23,060
                                                     ----------  ----------
                                                        537,773     496,994
  Less accumulated depreciation                         418,637     395,830
                                                     ----------  ----------
                                                        119,136     101,164
                                                     ----------  ----------
OTHER ASSETS

  Investments                                         3,628,562   3,284,214
  Deferred taxes                                        155,800     147,000
                                                     ----------  ----------
                                                      3,784,362   3,431,214
                                                     ----------  ----------
       TOTAL ASSETS                                  $6,225,643  $6,009,100
                                                     ==========  ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $   49,058  $   95,117
  Accrued payroll and payroll taxes                     217,552     464,659
  Accrued income taxes                                  121,000      36,990
  Payable to investment company                          60,449     285,392
  Accrued liabilities - other                            31,103     182,054
                                                     ----------  ----------
    TOTAL CURRENT LIABILITIES                           479,162   1,064,212
                                                     ----------  ----------
STOCKHOLDERS' EQUITY

  Common stock, $0.01 par value (authorized -
    5,000,000 shares; issued and outstanding -
    May 31, 1,640,420, Aug. 31, 1,605,045 shares)        16,404      16,051
  Paid-in capital                                     3,441,353   3,408,160
  Other - loans                                        (162,263)   (162,263)
  Unrealized loss on available-for-sale securities     (298,621)   (265,933)
  Retained earnings                                   2,749,608   1,948,873
                                                     ----------  ----------
                                                      5,746,481   4,944,888
                                                     ----------  ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $6,225,643  $6,009,100
                                                     ==========  ==========
See notes to condensed financial statements.

                            TECHNOLOGY 80 INC.

                      CONDENSED STATEMENTS OF INCOME

                                (UNAUDITED)
                                   Three months ended     Nine months ended
                                        May 31,               May 31,
                                    1998       1997       1998       1997
                                  ---------- ---------- ---------- ----------
REVENUES                          $1,498,149 $1,235,805 $4,251,423 $3,390,514

COST OF GOODS SOLD                   536,652    468,739  1,633,858  1,270,184
                                  ---------- ---------- ---------- ----------
GROSS PROFIT                         961,497    767,066  2,617,565  2,120,330
                                  ---------- ---------- ---------- ----------
OPERATING EXPENSES

  General and administrative         180,026    119,724    485,751    365,851
  Research and development           185,895    163,896    566,785    501,011
  Selling                            224,852    206,472    607,911    511,210
                                  ---------- ---------- ---------- ----------
    TOTAL OPERATING EXPENSES         590,773    490,092  1,660,447  1,378,072
                                  ---------- ---------- ---------- ----------
INCOME FROM OPERATIONS               370,724    276,974    957,118    742,258

OTHER INCOME                          40,889     52,450    265,618    243,319
                                  ---------- ---------- ---------- ----------
INCOME BEFORE INCOME TAXES           411,613    329,424  1,222,736    985,577

PROVISION FOR INCOME TAXES           143,000    112,000    422,000    335,000
                                  ---------- ---------- ---------- ----------
NET INCOME                        $  268,613 $  217,424 $  800,736 $  650,577
                                  ========== ========== ========== ==========

BASIC EARNINGS PER SHARE               $0.16      $0.14      $0.49      $0.41
                                       =====      =====      =====      =====

DILUTED EARNINGS PER SHARE             $0.15      $0.13      $0.46      $0.38
                                       =====      =====      =====      =====

See notes to condensed financial statements.

                            TECHNOLOGY 80 INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                        Nine months ended
                                                               May31,
                                                          1998       1997
                                                      ---------- ----------
OPERATING ACTIVITIES
  Net income                                          $  800,736 $  650,577
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                         31,644     25,691
    Deferred taxes                                        39,700     30,125
    Gain on sale of investments                         (184,945)  (134,843)
    Gain on sale of fixed asset                             (384)    (1,483)
    Changes in operating assets and liabilities:
       Accounts receivable                               165,539   (101,037)
       Inventories                                      (174,119)   (28,423)
       Other current assets                                6,792     (3,496)
       Accounts payable                                  (46,059)     5,905
       Accrued income taxes                               84,010   (134,137)
       Accrued liabilities                              (623,001)  (146,110)
                                                      ---------- ----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES          99,913    162,769
                                                      ---------- ----------

INVESTING ACTIVITIES

  Proceeds from sale of equipment                          1,350      1,750
  Purchase of equipment                                  (50,582)   (41,180)
  Proceeds from sales and maturities
   of investments                                      1,645,062  1,409,738
  Purchases of investments                            (1,826,252)(1,557,529)
    NET CASH USED IN INVESTING ACTIVITIES               (230,422)  (187,221)
                                                      ---------- ----------

FINANCING ACTIVITIES
  Proceeds from exercise of stock options                 33,546      6,609
                                                      ---------- ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES             33,546      6,609
                                                      ---------- ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (96,963)   (17,843)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF THE PERIOD                                           284,261    419,136
                                                      ---------- ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD        $  187,298 $  401,293
                                                      ========== ==========

See notes to condensed financial statements.

                            TECHNOLOGY 80 INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               May 31, 1998

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

NOTE B - EARNINGS PER SHARE

  Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (SFAS No. 128), effective for interim and annual periods ending after December 15, 1997. SFAS No. 128 requires the Company to report both basic earnings per share which is based on weighted-average number of common shares outstanding and diluted earnings per share which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. All prior years earnings per share in this report have been recalculated to reflect the provisions of SFAS No. 128. All earnings per share data in this report reflect basic earnings per share, unless otherwise indicated. The details of the earnings per share calculations for the quarter ending May 31, 1998 and 1997 follow:

                                                                   Per share
                1998                        Income       Shares      amount
                ----                        ------       ------    ---------
Earnings per share of common
 stock - basic                             $268,613     1,640,420     $0.16
Stock options                                  -          123,367       -
                                           --------     ---------     -----
Earnings per share of common
 stock - assuming dilution                 $268,613     1,763,787     $0.15
                                           ========     =========     =====

                                                                   Per share
                1997                        Income       Shares      amount
                ----                        ------       ------    ---------
Earnings per share of common
 stock - basic                             $217,424     1,575,391     $0.14
Stock options                                  -          157,907       -
                                           --------     ---------     -----
Earnings per share of common
 stock - assuming dilution                 $217,424     1,733,298     $0.13
                                           ========     =========     =====

Item 2:  Management's Discussion and Analysis


Results of Operations
---------------------
Revenues for the third quarter ended May 31, 1998 increased 21% over the same period the preceding year and increased 25% for the nine months ended May 31, 1998. The revenue increase for the three and nine months ended May 31, 1998 was due to an increase in sales volume. One customer accounted for 14% of the sales volume for the nine months ended May 31, 1998.

Gross profit percentages for the third quarter ended May 31, 1998 and 1997 was 64% and 62% respectively. Gross profit percentages for the nine months ended May 31, 1998 was 62% compared to 63% for the nine months ended May 31, 1997.

Operating expenses as a percentage of sales was 39% for the three and nine months ended May 31, 1998 compared to 40% and 41% for the same periods the prior year, respectively.

Other income decreased $11,561 for the quarter ended May 31, 1998 and increased $22,299 for the nine months ended May 31, 1998 from the same periods the preceding year. The increase for the nine months was primarily due to increased investment income.

Net income was $268,613 and $217,424 for the quarter ended May 31, 1998 and 1997 respectively. This represents a 24% increase. For the nine months ended May 31, 1998 and 1997, net income was $800,736 and $650,577 respectively. This represents a 23% increase.

Liquidity and Capital Resources
-------------------------------
Registrant's balance sheet shows a strong capital position. Operations provided $99,913 in cash compared to $162,769 the same period the prior year. Cash and cash equivalents decreased $96,963 since August 31, 1997. Investing activities used $230,422 primarily for the purchase of investments. Proceeds from the exercise of stock option was $33,546.

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

Item 3:   Defaults Upon Senior Securities
          -------------------------------
          None.

Item 4:   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None.

Item 5:   Other Information
          -----------------
          None.

Item 6:   Exhibits and Reports on Form 8-K
          --------------------------------

          a.        Exhibits
                    --------
                    Exhibit 27 -- Financial Data Schedule.

          b.        Reports on Form 8-K
                    -------------------
                    None.
                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   Technology 80 Inc.

                                           --------------------------------
                                                      (Registrant)


       July 14, 1998                       /s/ Duane Markus, President, CEO
---------------------------                --------------------------------
          (Date)                              Duane Markus, President, CEO