Form 10KSB
period 1998-08-31
TECHNOLOGY 80 INC
filed 1998-11-25
CIK 735703

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                Form 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 1998.
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                      Commission File Number 0-13870

                            Technology 80 Inc.
     ----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                   Minnesota                         41-1373380
        ------------------------------     -------------------------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)

       658 Mendelssohn Avenue North, Minneapolis, Minnesota    55427
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $5,565,771.

The aggregate market value of the voting stock held by non-affiliates as of November 15, 1998, (based upon the average between the closing bid and asked price as reported in the local over-the-counter market) was approximately $2,721,000. In making this computation, the share holdings of certain persons were excluded, but such exclusion shall not be deemed an admission that such persons are affiliates of the Registrant as that term is defined in Rule 405, Regulation C.

Number of shares outstanding of each of the issuer's classes of common equity as of November 15, 1998: 1,646,733 shares of common stock, par value $.01.

Documents Incorporated by Reference:  None.

                                   PART I

Item 1.Description of Business.

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

Total assets at August 31, 1998, 1997 and 1996, were $6,202,026, $6,009,100 and $4,897,556, respectively. All of Registrant's sales have been to unaffiliated customers.

Registrant maintains inventory levels consistent with projected sales. Due to increased sales and expected increases in sales, Registrant has found it necessary to maintain an increased level of inventories in order to assure itself of a continuous allotment of parts and materials from its suppliers and to meet rapid delivery requirements of its customers.

Registrant warrants the microcomputer interface cards for a period of two years from date of shipment. There have been very few instances when Registrant was required to accept the return merchandise which failed to comply with Registrant's warranty and any such warranty related expenses have been minimal. Registrant offers repair services for its products.

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

Competition
-----------

There are a large number of manufacturers of industrial control products in the U.S. and Canada with some products in Europe and the Orient. There are numerous manufacturers which offer one or more products which compete with one or more of Registrant's products. Some of Registrant's competitors are larger, have been in business longer, and are likely to have greater resources than Registrant. Registrant, based on the most recent information available, believes that it offers one of the most complete product lines for the industrial control products market.

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

Backlog
-------

Registrant had a backlog of $851,111, $1,322,250 and $1,288,792 for its industrial control products at August 31, 1998, 1997 and 1996, respectively.

Employees
---------

Registrant had 25 employees as of November 15, 1998, of which none were part-time. Registrant is not a party to any collective bargaining agreement, and Registrant considers its employee relations to be satisfactory. In view of the small number of employees, the loss of certain technical or sales personnel could adversely affect Registrant in the short-term.

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

Patents and Licenses
--------------------

One patent has been granted for an Industrial Control Product design. Registrant claims copyright protection as to the artwork and documentation of all of its products, but has not sought to register any of its copyrights. There can be no assurance that any existing patents or any future patents will prevent competitors from producing substantially similar products. Registrant does not anticipate that any party will have an interest in licensing its patents.

Registrant relies less on the protection provided by patents and copyrights than it does on the technical and creative skills of its personnel and on its abilities to market and service its products, to establish its market position for each of its products, and to improve its products and develop new products to stay abreast of new technology.

Research and Development
------------------------

Registrant has spent $782,068 and $703,742 during the fiscal years ended August 31, 1998 and 1997, respectively, for research and development of industrial control products. Research and development costs were 14.1% of revenue for the fiscal year ended August 31, 1998 and 14.3% of revenue for the fiscal year ended August 31, 1997. For the foreseeable future, Registrant expects research and development costs to remain approximately the same, as a percentage of revenue, in light of the continuing need for new products and utilization of new technology to provide the basis for future revenues.

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

Marketing and Sales
-------------------

Industrial control products are marketed in the United States and Canada through a direct sales team. Direct in-house sales to catalog distributors are the next largest sales distribution method. The Registrant uses a number of system integrators and distributors specializing in motion control products to supplement the efforts of the direct sales team.

Registrant employs a national sales manager for direct selling of the
motion control product line.   Registrant has signed agreements with
several international distributors to implement and handle sales and marketing of Registrant's products in foreign markets.

One customer accounted for 13% of Registrant's revenue for fiscal year 1998 and twelve customers accounted for approximately 50% of the 1998 revenue. No one customer accounted for 10% or more of Registrant's revenue for fiscal year 1997. International sales accounted for 5.1% and 6.0% of revenue for the years ended 1998 and 1997, respectively. Registrant's business is not seasonal in nature.

Item 2.   Description of Property.

Registrant's facilities are located in a multiple-tenant building located at 658 Mendelssohn Avenue North, Minneapolis, Minnesota. The portion of the building occupied by Registrant consists of 4,810 square feet for production, warehouse, laboratory, drafting and engineering plus 3,690 square feet for offices for a total of 8,500 square feet. Registrant leases this space under a lease expiring October 2000. See note 7 to financial statements.

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


                                   PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Registrant's common stock, $.01 par value, is traded in the Minneapolis/St. Paul local, over-the-counter market. The information concerning the range of high and low bid quotations for Registrant's fiscal years ended 1998 and 1997 is set forth in the table below.

                     Common Stock Trading Price Ranges
                     ---------------------------------

                             Common Stock Bid

               1998                     Low            High
               ----                     ---            ----

               First Quarter            3              3 5/16
               Second Quarter           3              4
               Third Quarter            3 3/4          4 1/4
               Fourth Quarter           3 7/8          5 1/4

               1997                     Low            High
               ----                     ---            ----

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

As of November 15, 1998, there were 152 record holders of Registrant's common stock.

It is the present intention of Registrant to retain any earnings to finance the development of its business and, accordingly, Registrant does not anticipate payment of any cash dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

Revenue increased 13.1% during the fiscal year ended August 31, 1998, over the previous fiscal year. Revenue increased 16.9% during fiscal year 1997, over the 1996 fiscal year. The increased revenue in fiscal years 1998 and 1997 resulted from an increased interest in the Registrant's products which has expanded the customer base during these fiscal years.

Gross profit was 62.4% for fiscal year 1998 compared to 64.8% for the fiscal year 1997. The decrease in gross profit was mainly caused by a volume discount to Registrant's major customer. The Registrant continues to focus on manufacturing and purchasing in economical quantities and taking advantage of available purchase discounts.

Order backlog at the end of fiscal years 1998 and 1997 was $851,111 and $1,322,250, respectively. This represents a 35.6% decrease in customer orders, mainly as a result of a slow-down in the semi-conductor industry. This backlog was a consequence of the receipt of purchase orders with delivery scheduled over a period of several months and may be rescheduled or canceled by the customer. Industrial control products are built to a production schedule based on sales forecasts. Most smaller orders require an immediate shipment which Registrant is generally able to meet. Almost all sales are shipped within a short time, generally within days. Customers often require same day shipment with overnight air delivery.

Selling expenses, as a percentage of revenue, were 14.5%, and 14.3% in fiscal 1998, and 1997, respectively. Management would consider increasing some expenses, such as trade shows, advertising, marketing and promotion, if an overall benefit would be realized.

General and administrative expenses were 19.8% and 20.3% of revenue for fiscal year 1998 and 1997, respectively. Management has continued its cost cutting measures.

Research and development costs, as a percentage of revenue, decreased to 14.1% in fiscal 1998, compared with 14.3% in 1997. Registrant will continue new product development.

Income from operations was $786,123 and $811,182 for fiscal years 1998 and 1997, respectively. The decrease in income from operations for 1998 over 1997 was primarily the result of the decrease in gross profit.

Other income for 1998 decreased $176,139, or 62.0% from 1997 primarily due to a small realized net loss in the sale of investments in 1998 compared to a large realized net gain in 1997.

The effective tax rate for 1998 and 1997 was 33%. See note 5 to financial statements.

Net income for 1998 and 1997, respectively, was $601,329 and $733,327.

Liquidity and Capital Resources
-------------------------------

Registrant's balance sheet shows a strong capital position. Operations provided $641,143 in cash for 1998. Accounts receivable were down $215,291 from the previous year, primarily due to fewer shipments in August 1998 than in the same month the previous year. Inventories increased $180,009 from the previous year primarily due to increased sales. The Registrant used $59,904 to purchase equipment. Investment sales and maturities, net of investment purchases, provided $1,053,109. Registrant received $42,989 from employees exercising stock options. Cash and cash equivalents increased $1,383,102 from the previous year. Registrant expects that there will be sufficient capital to fund its operations during fiscal year 1999.

At August 31, 1998, Registrant had investments with a cost and fair market value of $2,772,464 and $2,004,726, respectively, consisting primarily of investments in equity securities. This compares to a cost and fair market value of $3,765,049 and $3,348,616, respectively, at August 31, 1997. Approximately 46% of the fair market value is represented by investments in four companies at August 31, 1998. Approximately 45% of the fair market value is represented by investments in three companies at August 31, 1997.

Registrant has no long term borrowings and does not anticipate, at this time, that it will be necessary to seek any long term debt financing in the near future for ongoing operations, but may consider some type of financing for other purposes.

Year 2000 Issue
---------------

Registrant has completed an assessment of Year 2000 compliance for its products and critical operating and application systems. Through this assessment, no major issues were discovered. Registrant expects to be fully Year 2000 compliant prior to December 31, 1999. The costs associated with the assessment and any modifications necessary were negligible.

Ultimately, the potential impact of the Year 2000 issue will depend not only on the actions taken by the Registrant, but also how the Year 2000 issue is addressed by customers, vendors, service providers, utilities, governmental agencies and other entities with which the Registrant does business. Registrant is communicating with these parties to learn commitment dates from the various parties as to their Year 2000 readiness and delivery of compliant software and other products. This process will continue throughout fiscal 1999. The Year 2000 efforts of third parties are not within the Registrant's control, however, and their failure to respond to Year 2000 issues successfully could result in business disruption and increased operating cost for the Registrant. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Registrant's future results of operations and financial condition. Registrant expects to assess its need for contingency plans during 1999.

The foregoing discussion regarding the Year 2000 project's timing, effectiveness, implementation, and cost contains forward-looking statements which are based on management's best estimates derived using assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, the availability of key Year 2000 personnel, the Registrant's ability to locate and correct all relevant computer codes, the readiness of third parties, and the Registrant's ability to respond to unforeseen Year 2000 complications. Such material differences could result in, among other things, business disruptions, operational problems, financial loss, legal liability and similar risks.

Cautionary Statement
--------------------

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


                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The name, age and position of each person who is a director or executive officer of Registrant as of November 15, 1998, is as follows:

                                                            Position
  Name                Age     Position with Company         Held Since
  ----                ---     ---------------------         ----------

  Thomas L. Gould     56      Director, Secretary           4/90

  Duane A. Markus     56      President, Chief Executive
                              Officer, Chief Financial
                              Officer, Director             4/90

  Jack W. Pagel       56      Director                      4/90

  James A. Burkett    44      Chief Operating Officer       4/93

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

Item 10.   Executive Compensation

Summary Compensation Table
--------------------------

The following table sets forth the annual and long term compensation for the CEO and each executive officer whose compensation exceeded $100,000 for such period:

                                        Long Term Compensation
                                        ----------------------
                Annual Compensation       Awards            Payouts
                -------------------     -----------         --------

                                                   Securi-
                                Other    Rest-      ties/           All
Name                            Annual   ricted    Under-    LTIP   Other
and                             Compen-  Stock      lying    Pay-   Compen-
Principal       Salary   Bonus  Sation   Award(s)  Options/  outs   sation
Position  Year   ($)      ($)     ($)    SARs(#)     ($)      ($)     ($)
--------- ----  ------   -----  -------  --------  --------  ----   ------
Duane     1998  180,000  327,192    -       -         -        -        -
Markus    1997  157,300  322,962    -       -         -        -        -
CEO       1996  143,750   82,635    -       -         -        -        -

James     1998  204,795   -         -       -         -        -        -
Burkett   1997  184,767   -         -       -         -        -        -
COO       1996  164,481   -         -       -         -        -        -

Aggregated Option/SAR Exercised in Last Fiscal Year
---------------------------------------------------
and FY-End Option/SAR Values
----------------------------

The following table summarizes options and SARs exercised during 1998 and presents the value of unexercised options and SARs held by the named executives at fiscal year end.

                                           Number of
                                           Securities       Value of
                                           Underlying       Unexercised
                                           Unexercised      In-the-Money
                                           Options/SARs     Options/SARs
                                           at FY-End (#)    at FY-End ($)
                 Shares         Value
                 Acquired on    Realized   Exercisable/     Exercisable/
Name             Exercise (#)      ($)     Unexercisable    Unexercisable
---------------  ------------   --------   -------------    ----------------

Duane Markus,          -           -       18,000/  0       $ 92,000/ $0
CEO

James Burkett,      15,000      $64,688    20,750/ 2,250    $106,000/$11,500
COO


Compensation of Directors
-------------------------

Each director who is not an employee of Registrant during the fiscal year ended August 31, 1998 received $19,500 as compensation for serving in that capacity (see also Item 12).

Directors did not receive options during fiscal year 1998, nor were any exercised.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of November 15, 1998, as to the shares of the Company's Common Stock beneficially owned by Messrs. Pagel, Markus, and Gould (the only persons known by the Registrant to own, beneficially, more than 5% of the Registrant's outstanding Common Stock) and, as of such date, by each of the Company's other current directors and officers and, as of such date, by all officers and directors as a group.

                                     Amount and Nature
                                     of Beneficial       Percent of Shares
  Name of Beneficial Holder          Ownership (1) (2)   Ownership (2)
  -------------------------          -----------------   -----------------

  Thomas L. Gould, Director            101,244 (4)             5.68
  Jack W. Pagel, Director              345,947 (4)            19.42
  Duane A. Markus, Director, CEO       556,808 (3) (5)        31.25
  James A. Burkett, Chief               75,450 (6) (7)         4.23
   Operating Officer

  All Officers, Directors and
  Nominees as a Group                1,079,449 (8)            60.58
  (four people)


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

  (6) Includes 23,000 shares which may be acquired pursuant to options currently exercisable or exercisable within 60 days of the date hereof.

  (7) Includes 12,300 shares beneficially owned by Mr. Burkett's spouse and child as to which Mr. Burkett has voting power and/or the power of disposition.

  (8) Includes 135,000 shares which may be acquired pursuant to options currently exercisable or exercisable within 60 days of the date hereof.

Item 12.   Certain Relationships and Related Transactions

See Note 6 to the financial statements.

Item 13.   Exhibits and Reports on Form 8-K

(a) 1. Financial Statements

The following financial statements of the Registrant for its fiscal year ended August 31, 1998, including the independent auditor's report, are filed as a part of this report:

  Independent Auditor's Report.

  Balance Sheets - At August 31, 1998 and 1997.

  Statements of Income - Years ended August 31, 1998 and 1997.

  Statements of Stockholders' Equity - Years ended August 31, 1998 and 1997.

  Statements of Cash Flows - Years ended August 31, 1998 and 1997.

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

           1992 Form 10-K: Annual Report on Form 10-K, File No. 0-13870, for Registrant's fiscal year ended August 31, 1992.

           1993 Form 10-K: Annual Report on Form 10-K, File No. 0-13870, for Registrant's fiscal year ended August 31, 1993.

           1994 Form 10-K: Annual Report on Form 10-K, File No. 0-13870, for Registrant's fiscal year ended August 31, 1994.

           1995 Form 10-KSB: Annual Report on Form 10-KSB, File No. 0-13870, for Registrant's fiscal year ended August 31, 1995.

           1996 Form 10-KSB: Annual Report on Form 10-KSB, File No. 0-13870, for Registrant's fiscal year ended August 31, 1996.

           1997 Form 10-KSB: Annual Report on Form 10-KSB, File No. 0-13870, for Registrant's fiscal year ended August 31, 1997.

           1985 Form S-18: Registration Statement of Form S-18, File No. 2-96972-C, effective May 14, 1985.

(b)         Reports on Form 8-K

The following reports on Form 8-K were filed by the Registrant during the last quarter of the Registrant's fiscal year ended August 31, 1998:

            Date of Report               Event
            --------------               -----
                    None

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Technology 80 Inc.
                                        -------------------------------------
                                                   (Registrant)


      November 25, 1998                        /s/ Duane A. Markus
------------------------------          -------------------------------------
           (Date)                       Duane A. Markus, President, CEO, CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      November 25, 1998                        /s/ Duane A. Markus
------------------------------          -------------------------------------
           (Date)                       Duane A. Markus, President, CEO, CFO,
                                            Director (Principal Executive
                                        Officer, Principal Financial Officer)


      November 25, 1998                          /s/ Thomas L. Gould
------------------------------          -------------------------------------
           (Date)                          Thomas L. Gould, Secretary and
                                                       Director


      November 25, 1998                           /s/ Jack W. Pagel
------------------------------          -------------------------------------
           (Date)                              Jack W. Pagel, Director


      November 25, 1998                        /s/ Ricky L. Carlson
------------------------------          -------------------------------------
           (Date)                                 Ricky L. Carlson,
                                               Vice President, Finance
                                            (Principal Accounting Officer)




                                  TECHNOLOGY 80 INC.

                                 FINANCIAL STATEMENTS

                               August 31, 1998 and 1997





                           C O N T E N T S


                                                                  Page
                                                                  ----

INDEPENDENT AUDITOR'S REPORT                                        1

FINANCIAL STATEMENTS

  Balance sheets                                                    2

  Statements of income                                              3

  Statements of stockholders' equity                                4

  Statements of cash flows                                          5

  Notes to financial statements                                  6-11




                   INDEPENDENT AUDITOR'S REPORT





Board of Directors and Stockholders
TECHNOLOGY 80 INC.
Minneapolis, Minnesota


We have audited the accompanying balance sheets of TECHNOLOGY 80 INC. as of August 31, 1998 and 1997, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TECHNOLOGY 80 INC. as of August 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




LURIE, BESIKOF, LAPIDUS & CO., LLP
Minneapolis, Minnesota


October 7, 1998
                                   - 2 -

                            TECHNOLOGY 80 INC.

                              BALANCE SHEETS
                         August 31, 1998 and 1997

                                   ASSETS             1998        1997
                                                   ----------  ----------
CURRENT ASSETS
 Cash and cash equivalents                         $1,667,363  $  284,261
 Short-term investments                                49,048      64,402
 Accounts receivable (less allowance for doubtful
   accounts:  1998 and 1997 - $12,000)                666,933     882,224
 Income tax refund receivable                          66,540        -
 Inventories                                        1,357,461   1,177,452
 Deferred income taxes                                 41,000      44,000
 Other current assets                                  16,432      24,383
                                                   ----------  ----------
   TOTAL CURRENT ASSETS                             3,864,777   2,476,722
                                                   ----------  ----------

PROPERTY AND EQUIPMENT
 Furniture and equipment                              524,035     473,934
 Leasehold improvements                                23,060      23,060
                                                   ----------  ----------
                                                      547,095     496,994
 Less accumulated depreciation                        430,524     395,830
                                                   ----------  ----------
                                                      116,571     101,164
                                                   ----------  ----------

OTHER ASSETS
 Investments                                        1,955,678   3,284,214
 Deferred income taxes                                265,000     147,000
                                                   ----------  ----------
                                                    2,220,678   3,431,214
                                                   ----------  ----------
                                                   $6,202,026  $6,009,100
                                                   ==========  ==========



         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                  $   87,418  $   96,371
 Accrued payroll and payroll taxes                    464,816     464,659
 Payable to investment company                         77,750     285,392
 Due to related parties                               217,950     180,800
 Accrued income taxes                                    -         36,990
                                                   ----------  ----------
   TOTAL CURRENT LIABILITIES                          847,934   1,064,212

STOCKHOLDERS' EQUITY                                5,354,092   4,944,888
                                                   ----------  ----------
                                                   $6,202,026  $6,009,100
                                                   ==========  ==========

See notes to financial statements.

                            TECHNOLOGY 80 INC.

                           STATEMENTS OF INCOME
                   Years Ended August 31, 1998 and 1997

                                                        1998         1997
                                                     ----------   ----------

REVENUE                                              $5,565,771   $4,918,935

COST OF GOODS SOLD                                    2,091,518    1,702,373
                                                     ----------   ----------

GROSS PROFIT                                          3,474,253    3,216,562
                                                     ----------   ----------

OPERATING EXPENSES
 General and administrative                           1,099,606      998,562
 Research and development                               782,068      703,742
 Selling                                                806,456      703,076
                                                     ----------   ----------
                                                      2,688,130    2,405,380
                                                     ----------   ----------

INCOME FROM OPERATIONS                                  786,123      811,182
                                                     ----------   ----------

OTHER INCOME (EXPENSE)
 Gain (loss) on sales of investments                    (17,226)     144,804
 Investment income                                      115,669      136,729
 Miscellaneous                                            9,563        2,612
                                                     ----------   ----------
                                                        108,006      284,145
                                                     ----------   ----------

INCOME BEFORE INCOME TAXES                              894,129    1,095,327

PROVISION FOR INCOME TAXES                              292,800      362,000
                                                     ----------   ----------

NET INCOME                                           $  601,329   $  733,327
                                                     ==========   ==========


NET INCOME PER SHARE
 Basic                                               $     0.37    $    0.47
 Diluted                                             $     0.34    $    0.43

SHARES USED IN PER SHARE CALCULATION
 Basic                                                1,632,177    1,576,991
 Diluted                                              1,759,889    1,723,540



See notes to financial statements.

                                                     TECHNOLOGY 80 INC.

                                             STATEMENTS OF STOCKHOLDERS' EQUITY
                                            Years Ended August 31, 1998 and 1997

                                            Common Stock
                                            ------------          Additional     Loans        Unrealized
                                        Shares *                   Paid-in      for Stock     Losses on      Retained
                                         Issued        Amount       Capital     Purchases    Investments     Earnings       Total
                                        ----------     ------     -----------  ----------    -----------    ----------    ----------

BALANCE - AUGUST 31, 1996               1,571,170      $15,712    $3,383,944    ($162,263)    ($102,526)   $1,215,546    $4,350,413

  Net income                                  -            -             -            -             -         733,327       733,327

  Exercise of stock options                33,875          339        24,216          -             -             -          24,555

  Change in unrealized loss on
    investments, net of tax
    benefit of $92,500                        -            -             -            -       ( 163,407)          -     (   163,407)
                                       ----------      -------    ----------    ----------    ----------   ----------   ------------


BALANCE - AUGUST 31, 1997               1,605,045       16,051     3,408,160    ( 162,263)    ( 265,933)    1,948,873     4,944,888

  Net income                                  -            -             -            -             -         601,329       601,329

  Loan for stock option exercise              -            -             -      (   9,809)          -             -     (     9,809)

  Exercise of stock options                41,688          417        42,572          -             -             -          42,989

  Change in unrealized loss on
    investments, net of tax
    benefit of $126,000                       -            -             -            -       ( 225,305)          -     (   225,305)
                                        ---------      -------    ----------     --------     ---------    ----------    ----------

BALANCE - AUGUST 31, 1998               1,646,733      $16,468    $3,450,732    ($172,072)    ($491,238)   $2,550,202    $5,354,092
                                        =========      =======    ==========     ========     =========    ==========    ==========


* Common stock: $.01 par value; authorized - 5,000,000 shares.

See notes to financial statements.

                            TECHNOLOGY 80 INC.

                         STATEMENTS OF CASH FLOWS
                   Years Ended August 31, 1998 and 1997

                                                    1998         1997
                                                  ---------    ---------
OPERATING ACTIVITIES
 Net income                                       $ 601,329    $ 733,327
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                      43,531       34,877
   Deferred income taxes                             11,000       14,500
   (Gain) loss on sales of investments               17,226    ( 144,804)
   Changes in operating assets and liabilities:
     Accounts receivable                            215,291    ( 294,687)
     Income tax refund receivable                 (  66,540)        -
     Inventories                                  ( 180,009)   ( 220,708)
     Other current assets                             7,951        4,686
     Accounts payable                             (   8,953)      44,679
     Accrued payroll and payroll taxes                  157      247,445
     Due to related parties                          37,150      108,700
     Accrued income taxes                         (  36,990)   ( 169,147)
                                                 ----------    ---------
       Net cash provided by operating
        activities                                  641,143      358,868
                                                 ----------    ---------

INVESTING ACTIVITIES
 Proceeds from sale of equipment                        966          267
 Purchases of property and equipment              (  59,904)   (  52,358)
 Proceeds from sales and maturities of
  investments                                     3,388,616    1,835,230
 Purchases of investments                        (2,335,507)  (2,301,437)
 Payments to investment company                  (  285,392)        -
 Loan for stock purchase                         (   12,187)        -
 Payments on loans for stock purchases                2,378         -
                                                 ----------    ---------
       Net cash provided (used) by investing
        activities                                  698,970    ( 518,298)
                                                 ----------    ---------

FINANCING ACTIVITY
 Proceeds from exercise of stock options             42,989       24,555
                                                 ----------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      1,383,102    ( 134,875)

CASH AND CASH EQUIVALENTS
 Beginning of year                                  284,261      419,136
                                                 ----------    ---------
 End of year                                     $1,667,363    $ 284,261
                                                 ==========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid for:
   Income taxes                                  $  387,490    $ 516,641
   Interest                                          19,787        5,101

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING ACTIVITIES
 Short sale stock value and payable to
  investment company                             $   77,750    $ 285,392


See notes to financial statements.

                            TECHNOLOGY 80 INC.

                      NOTES TO FINANCIAL STATEMENTS



 1.     Description of Business and Summary of Significant
           Accounting Policies -

        Description of Business
        -----------------------

        TECHNOLOGY 80 INC. designs, manufactures, and markets motion control components and systems for original equipment manufacturer (OEM) machine and instrument builders and end users located worldwide. Products are sold through direct sales, manufacturers' representatives, and distributors.

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

        Inventory writedowns are provided based on the age and anticipated use of the specific inventories and related market forecast.

        Property and Equipment
        ----------------------

        Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related assets. The straight-line method is used for substantially all assets for financial reporting purposes and accelerated methods are used for tax purposes.

        Advertising Costs
        -----------------

        Advertising costs are expensed in the year incurred and were approximately $100,800 and $68,100 in 1998 and 1997, respectively.

        (continued)
                                  - 7 -

                            TECHNOLOGY 80 INC.

                      NOTES TO FINANCIAL STATEMENTS


 1. Nature of Business and Summary of Significant Accounting Policies - (continued)

        Earnings Per Share
        ------------------

        During 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) which the Company adopted in 1998. Under SFAS No. 128, basic net income per share is computed based on the weighted average number of common shares outstanding. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus potential dilutive shares of common stock including stock options which were granted to employees and directors. SFAS No. 128 requires restatement of earnings per share amounts for all periods presented.

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

        Reclassifications
        -----------------

        Certain reclassifications were made to the 1997 financial statements to present them on a basis comparable with the current year. The reclassifications had no effect on previously reported stockholders' equity, net income or net cash flows.


 2. Credit Risk -

        The Company maintains cash at two banks located in Minnesota. The balances are insured by the Federal Deposit Insurance Corporation
        (FDIC) up to $100,000 at each bank. At August 31, 1998, deposits at these banks exceeded the balance insured by the FDIC by approximately $78,000.

        Included in cash and cash equivalents at August 31, 1998, are investments of approximately $1,515,000 with various investment companies. These investments are not insured by the FDIC.

 3. Inventories -

        Inventories consist of the following:
                                             1998             1997
                                          ----------       ----------
                 Raw materials            $  656,515       $  586,884
                 Work in process             189,668          237,845
                 Finished goods              511,278          352,723
                                          ----------       ----------
                                          $1,357,461       $1,177,452
                                          ==========       ==========

                              TECHNOLOGY 80 INC.

                         NOTES TO FINANCIAL STATEMENTS



 4.       Investments -

          A summary of the cost, unrealized gains and losses, and fair value of investment are as follows:

                                             Gross Unrealized
                                          ---------------------- Estimated
                                Cost        Gains       Losses   Fair Value
                             ----------   ---------    --------- ----------

   August 31, 1998:
     Available-for-sale -
       equity securities     $2,767,464   $  60,702 ($ 828,440)  $1,999,726

     Held-to-maturity -
      municipal bond              5,000        -          -           5,000
                             ----------   ---------  ---------   ----------
                             $2,772,464   $  60,702 ($ 828,440)  $2,004,726
                             ==========   =========  =========   ==========

   August 31, 1997:
     Available-for-sale -
       equity securities     $3,760,049   $  91,822  ($ 508,255) $3,343,616

     Held-to-maturity -
       municipal bond             5,000        -           -          5,000
                             ----------   ---------   ---------  ----------
                             $3,765,049   $  91,822  ($ 508,255) $3,348,616
                             ==========   =========   =========  ==========


   Approximately 46% of the fair market value is represented by investments in four companies at August 31, 1998. Gross realized gains and (losses), using the specific identification method, totalled $319,075 and ($336,301) for 1998 and $166,757 and ($21,953) for 1997, respectively. The held-to-maturity bond is due in less than one year.

 5. Income Taxes -

   The provision for income taxes consists of the following:

                                                  1998              1997
                                               ----------        ----------
       Current:
         Federal                               $  281,500        $  347,200
         State                                        300               300
                                               ----------         ---------
                                                  281,800           347,500
                                               ----------         ---------
       Deferred:
         Federal                              (     5,100)       (    9,700)
         State                                     16,100            24,200
                                               ----------         ---------
                                                   11,000            14,500
                                               ----------         ---------
                                               $  292,800         $ 362,000
                                               ==========         =========

   (continued)

                                         TECHNOLOGY 80 INC.

                                   NOTES TO FINANCIAL STATEMENTS


 5.  Income Taxes - (continued)

     The Company utilized approximately $16,200 of tax credits in 1998 to reduce state income taxes. The Company utilized approximately $109,000 of net operating loss carryforwards and $13,500 of tax credits in 1997 to reduce state income taxes.

     The significant components of deferred income tax assets and liabilities are as follows:

                                                  1998                            1997
                                     -----------------------------     -----------------------------
                                       Total     Federal    State       Total    Federal     State
                                     ---------  ------------------     --------- --------- ---------

    Deferred income tax assets:
       Credit carryforwards          $ 36,100   $    -    $ 36,100      $ 52,300  $    -    $ 52,300
       Unrealized losses on
         investments                  276,500    252,500    24,000       150,500   137,000    13,500
       Other                           26,500     24,200     2,300        26,000    23,800     2,200
                                      -------    -------   -------       -------   -------   -------
                                      339,100    276,700    62,400       228,800   160,800    68,000
                                      -------    -------   -------       -------   -------   -------

    Deferred income tax liabilities:
       Impact of state credit
         carryforwards                 12,300     12,300       -          17,800    17,800       -
       Other                           20,800     19,100     1,700        20,000    18,300     1,700
                                      -------    -------   -------       -------   -------   -------
                                       33,100     31,400     1,700        37,800    36,100     1,700
                                      -------    -------   -------       -------   -------   -------
    Net deferred tax asset           $306,000   $245,300  $ 60,700      $191,000  $124,700  $ 66,300
                                      =======    =======   =======       =======   =======   =======


    The significant differences between income taxes at the statutory rate and the effective tax rates were as follows:

                                                          1998        1997
                                                        ---------   ---------
       Tax computed at the statutory rate               $ 304,000   $ 372,500
       State income taxes, net of federal benefit          16,300      16,200
       Tax exempt investment income                     (  28,700)  (  27,800)
       Other                                                1,200       1,100
                                                        ---------   ---------
       Income tax expense                               $ 292,800   $ 362,000
                                                        =========   =========

 6.   Transactions with Related Parties -

      The Company has consulting agreements with two directors and also pays these individuals director fees. Consulting and director fees earned by these individuals totaled $217,950 and $180,800 in 1998 and 1997, respectively. The fees are paid to these individuals in the year following being earned.

      During fiscal 1998 and 1994 respectively, the Company provided loans of $12,186 and $171,404 to certain employees and directors to purchase the Company's stock. The stock purchased by these individuals is held by the Company as collateral against the loan balances. The loans, which have a balance of $172,073 and $162,263 at August 31, 1998 and 1997,
      respectively, are classified as a reduction of stockholders' equity. The loans bear interest at 6% and are due on demand. The Company earned interest on these loans of approximately $10,000 during both 1998 and 1997.

                            TECHNOLOGY 80 INC.

                       NOTES TO FINANCIAL STATEMENTS



 7.  Building Lease -

     The Company leases its office and production facility under a noncancellable operating lease which expires October 2000. The lease requires the Company to pay certain operating expenses, including real estate taxes, insurance, and maintenance, in addition to the monthly base rent of $4,165.

     The future minimum annual base rental commitment under the above lease is as follows:

                           Year Ending
                           August 31,        Amount
                          -----------      --------

                             1999           $ 49,980
                             2000             49,980
                             2001              4,165
                                            --------
                                            $104,125
                                            ========

     Rent expense for 1998 and 1997, including operating expenses, was approximately $68,400 and $68,700, respectively.


 8.  Common Stock Options -

     Incentive Stock Option Plan
     ---------------------------

     The Company had an Incentive Stock Option Plan which expired in fiscal 1995. Options issued under the Plan are exercisable for a specific period of time, as determined by the Board of Directors, but not greater than ten years. The options granted become exercisable in four equal annual installments beginning on the first anniversary of the date of grant. The Company reserved 200,000 shares of common stock for issuance pursuant to the Plan. Option transactions under the Plan are summarized as follows:

                                          Number     Weighted-Average
                                        of Shares    Exercise Price
                                        ----------   ----------------

     Outstanding at August 31, 1996       155,250           $1.25

       Expired                          (     375)          $1.69
       Cancelled                        (   8,250)          $1.49
       Exercised                        (  33,875)          $0.72
                                         --------

     Outstanding at August 31, 1997       112,750           $1.38

       Cancelled                        (     937)          $1.69
       Exercised                        (  41,688)          $1.03
                                         --------

     Outstanding at August 31, 1998        70,125           $1.59
                                         ========

                                         TECHNOLOGY 80 INC.

                                   NOTES TO FINANCIAL STATEMENTS



 8. Common Stock Options - (continued)

   The following table summarizes stock options outstanding and exercisable at August 31, 1998:

                                         Outstanding                 Exercisable
                               -------------------------------     -------------------
                                         Weighted     Weighted               Weighted
                                          Average      Average                Average
                                         Remaining     Exercise              Exercise
       Exercise Price Range     Shares    Life          Price       Shares     Price
       --------------------    -------   ---------      --------    -------- ---------
           $1.38 - $1.44        29,375    3 months      $1.38        29,375   $1.38
           $1.69 - $1.86        40,750   15 months      $1.74        33,687   $1.75
                                ------                               ------
           $1.38 - $1.86        70,125   10 months      $1.59        63,062   $1.58
                                ======                               ======


  Directors' Stock Option Plan
   ----------------------------

   The Company had a Directors' Stock Option Plan which granted stock options to members of the Board of Directors who were not employees of the Company. Stock options were granted at an exercise price equal to not less than the fair market value at the date of grant and are exercisable over ten years. There were no options granted under the plan during 1998 or 1997.

   Options to purchase 94,000 shares were outstanding and exercisable at $0.56 - $1.69 per share (average exercise price of $0.96) at August 31, 1998. Outstanding stock options expire over a period ending no later than December 2004 and have a weighted average remaining exercise life of approximately 3 years. During 1997, options to purchase 2,000 shares at an average exercise price of $1.25 expired.


 9. Pension Plan -

   The Company has a Simplified Employee Pension Plan to which it can contribute up to 15% of eligible employees' compensation.
   Contributions are made at the discretion of the Company; no contributions were made for 1998 or 1997.


10. Major Customer -

   One customer accounted for approximately 13% of 1998 revenue and accounts receivable at August 31, 1998 and 12 customers accounted for approximately 50% of 1998 revenue. No one customer had revenues in excess of 10% in 1997.