Form 10QSB
period 1998-11-30
TECHNOLOGY 80 INC
filed 1999-01-13
CIK 735703

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER
     30, 1998.
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____ TO ____.

                  Commission File Number 0-13870

                        Technology 80 Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                Minnesota                          41-1373380
     ------------------------------           -------------------
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)          Identification No.)

658 Mendelssohn Avenue North, Minneapolis, Minnesota     55427
-----------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)

                          (612) 542-9545
                   ---------------------------
                   (Issuer's telephone number)

                               N/A
       ----------------------------------------------------
       (Former name, former address and former fiscal year,
                  if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practible date.

Common Stock, $0.01 par value                      1,683,108
------------------------------                 -------------------
      (Title of Class)                         (Shares Outstanding)


                       Part I - Financial Information

Item 1:  Financial Statements
                            TECHNOLOGY 80 INC.

                         CONDENSED BALANCE SHEETS

                                (UNAUDITED)

ASSETS                                                November 30    August 31
                                                           1998         1998
CURRENT ASSETS
  Cash and cash equivalents                           $1,691,797   $1,667,363
  Short-term investments                                    -          49,048
  Accounts receivable (less allowance for doubtful
   accounts: Nov. 30 - $12,000; Aug. 31 - $12,000)       557,159      666,933
  Inventories                                          1,342,895    1,357,461
  Income tax refunds receivable                           21,200       66,540
  Deferred taxes                                          41,000       41,000
  Other current assets                                    21,643       16,432
                                                       ---------    ---------
    TOTAL CURRENT ASSETS                               3,675,694    3,864,777
                                                       ---------    ---------
PROPERTY AND EQUIPMENT
  Furniture and equipment                                530,655      524,035
  Leasehold improvements                                  23,060       23,060
                                                       ---------    ---------
                                                         553,715      547,095
  Less accumulated depreciation                          442,220      430,524
                                                       ---------    ---------
                                                         111,495      116,571
                                                       ---------    ---------
OTHER ASSETS
  Investments                                          1,915,162    1,955,678
  Deferred taxes                                         163,500      265,000
                                                       ---------    ---------
                                                       2,078,662    2,220,678
                                                       ---------    ---------
     TOTAL ASSETS                                     $5,865,851   $6,202,026
                                                       =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        35,011       87,418
  Accrued payroll and payroll taxes                      161,498      464,816
  Payable to investment company                             -          77,750
  Accrued liabilities - other                             12,812      217,950
                                                       ---------    ---------
    TOTAL CURRENT LIABILITIES                            209,321      847,934
                                                       ---------    ---------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value (authorized -
   5,000,000 shares; issued and outstanding -
   Nov. 30, 1,646,733, Aug. 31, 1,646,733 shares)         16,468       16,468
  Paid-in capital                                      3,450,732    3,450,732
  Other - loans                                         (171,158)    (172,072)
  Unrealized loss on available-for-sale securities      (312,008)    (491,238)
  Retained earnings                                    2,672,496    2,550,202
                                                       ---------    ---------
                                                       5,656,530    5,354,092
                                                       ---------    ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $5,865,851   $6,202,026
                                                       =========    =========

See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.

                      CONDENSED STATEMENTS OF INCOME

                                (UNAUDITED)

                                                          Three months ended
                                                                November 30,
                                                          1998          1997
                                                       ---------     ---------
REVENUES                                              $1,009,750    $1,323,597

COST OF GOODS SOLD                                       386,662       540,247
                                                       ---------     ---------

GROSS PROFIT                                             623,088       783,350
                                                       ---------     ---------

OPERATING EXPENSES
  General and administrative                              16,931       149,699
  Research and development                               188,201       176,894
  Selling                                                161,329       202,889
                                                       ---------     ---------
    TOTAL OPERATING EXPENSES                             517,461       529,482
                                                       ---------     ---------

INCOME FROM OPERATIONS                                   105,627       253,868

OTHER INCOME                                              62,367        59,540
                                                       ---------     ---------

INCOME BEFORE INCOME TAXES                               167,994       313,408

PROVISION FOR INCOME TAXES                                45,700       104,000
                                                       ---------     ---------

NET INCOME                                            $  122,294    $  209,408
                                                       =========     =========

BASIC EARNINGS PER SHARE                                   $0.07         $0.13
                                                            ====          ====

DILUTED EARNINGS PER SHARE                                 $0.07         $0.12
                                                            ====          ====

See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.

                    CONDENSED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)

                                                           Three months ended
                                                              November 30,
                                                             1998       1997
                                                           --------   --------
OPERATING ACTIVITIES
  Net income                                            $  122,294  $ 209,408
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation and amortization                          11,696      9,333
     Deferred taxes                                            -        9,700
     Gain on sale of fixed asset                               -         (500)
     Gain on sale of investments                           (21,642)   (33,211)
     Changes in operating assets and liabilities:
       Accounts receivable                                 109,774    179,977
       Inventories                                          14,566     27,762
       Other current assets                                 40,129        186
       Accounts payable                                    (52,407)   (27,605)
       Accrued income taxes                                    -       55,110
       Accrued liabilities                                (508,456)   (70,527)
                                                         ---------   --------
  NET CASH PROVIDED(USED) BY OPERATING ACTIVITIES         (284,046)   359,633
                                                         ---------   --------

INVESTING ACTIVITIES
  Proceeds from sale of equipment                              -          500
  Purchase of property and equipment                        (6,620)   (35,336)
  Proceeds from sales and maturities of investments        314,185    382,133
  Purchase of investments                                      -     (671,612)
  Payments on loans for stock purchases                        915        -
                                                         ---------   --------
  NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES         308,480   (324,315)
                                                         ---------   --------

FINANCING ACTIVITIES
  Proceeds from exercise of stock options                      -       12,094
                                                         ---------   --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                    -       12,094
                                                         ---------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   24,434     47,412

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF THE PERIOD                                           1,667,363    284,261
                                                         ---------   --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD          $1,691,797  $ 331,673
                                                         =========   ========

See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.

            NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                             November 30, 1998

NOTE A - FINANCIAL INFORMATION

  The unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed balance sheet at August 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the financial statements and notes in the Company's 1998 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

  In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the interim periods.

NOTE B - EARNINGS PER SHARE

  Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (SFAS No. 128), effective for interim and annual periods ending after December 15, 1997. SFAS No. 128 requires the Company to report both basic earnings per share which is based on weighted-average number of common shares outstanding and diluted earnings per share which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. All earnings per share data in this report reflect basic earnings per share, unless otherwise indicated. The details of the earnings per share calculations for the quarter ending November 30, 1998 and 1997 follow:

                                                                     Per share
              1998                             Income       Shares     amount
              ----                             ------       ------   ---------
Earnings per share of common stock -
 basic                                        $122,294    1,646,733     $0.07
Stock options                                     -         114,970       -
                                               -------    ---------      ----
Earnings per share of common stock -
 assuming dilution                            $122,294    1,761,703     $0.07
                                               =======    =========      ====

                                                                     Per share
              1997                             Income       Shares     amount
              ----                             ------       ------   ---------
Earnings per share of common stock -
 basic                                        $209,408    1,606,283     $0.13
Stock options                                     -         137,434       -
                                               -------    ---------      ----
Earnings per share of common stock -
 assuming dilution                            $209,408    1,743,717     $0.12
                                               =======    =========      ====

Item 2:  Management's Discussion and Analysis


Results of Operations
---------------------

Revenues for the first quarter ended November 30, 1998 decreased 24% over the same period the preceding year. The revenue decrease was mainly a result of a slowdown in the semi-conductor industry.

Gross profit percentages for the three months ended November 30, 1998 was 62% compared to 59% for the three months ended November 30, 1997.

Operating expenses as a percentage of sales was 51% and 40% for the three months ended November 30, 1998 and 1997, respectively. The increased percentage was mainly due to lower sales. Operating expenses were down $12,021 from the previous year.

Other income increased $2,827 for the quarter ended November 30, 1998 from the same period the preceding year.

Net income was $122,294 and $209,408 for the quarter ended November 30, 1998 and November 30, 1997, respectively. This represents a 42% decrease.

Liquidity and Capital Resources
-------------------------------

Registrant's balance sheet shows a strong capital position. Operations used $284,046 in cash. Cash and cash equivalents increased $24,434 since August 31, 1998. Investing activity provided $308,480 in cash. Registrant expects that there will be sufficient capital to fund its operations during fiscal year 1999.

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

         None.

Item 5:  Other Information
         -----------------

         None.

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits
             --------

             Exhibit 27 - Financial Data Schedule.

         b.  Reports on Form 8-K
             -------------------

             One report was filed on Form 8-K during the quarter.

             On a report dated December 11, 1998, the company announced that it has signed a letter of intent to sell the company to ACS Electronics.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           Technology 80 Inc.
           ------------------
              (Registrant)


January 13, 1998            /s/ Duane Markus, President, CEO
----------------            --------------------------------
    (Date)                      Duane Markus, President, CEO