Form 10QSB/A
period 1998-11-30
TECHNOLOGY 80 INC
filed 1999-03-01
CIK 735703

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB (Amended)


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

                             TECHNOLOGY 80 INC.

                      CONDENSED STATEMENTS OF INCOME

                                (UNAUDITED)

                                                          Three months ended
                                                                November 30,
                                                          1998          1997
                                                       ---------     ---------
REVENUES                                              $1,009,750    $1,323,597

COST OF GOODS SOLD                                       386,662       540,247
                                                       ---------     ---------

GROSS PROFIT                                             623,088       783,350
                                                       ---------     ---------

OPERATING EXPENSES
  General and administrative                             167,931       149,699
  Research and development                               188,201       176,894
  Selling                                                161,329       202,889
                                                       ---------     ---------
    TOTAL OPERATING EXPENSES                             517,461       529,482
                                                       ---------     ---------

INCOME FROM OPERATIONS                                   105,627       253,868

OTHER INCOME                                              62,367        59,540
                                                       ---------     ---------

INCOME BEFORE INCOME TAXES                               167,994       313,408

PROVISION FOR INCOME TAXES                                45,700       104,000
                                                       ---------     ---------

NET INCOME                                            $  122,294    $  209,408
                                                       =========     =========

BASIC EARNINGS PER SHARE                                   $0.07         $0.13
                                                            ====          ====

DILUTED EARNINGS PER SHARE                                 $0.07         $0.12
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