Form 10QSB
period 1999-02-28
TECHNOLOGY 80 INC
filed 1999-03-30
CIK 735703

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY
     28, 1999.
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____ TO ____.

                  Commission File Number 0-13870

                        Technology 80 Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

         Minnesota                          41-1373380
-------------------------------   -------------------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           Identification No.)

658 Mendelssohn Avenue North, Minneapolis, Minnesota     55427
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practible date.

Common Stock, $0.01 par value                 1,683,983
-----------------------------       -----------------------------
       (Title of Class)                 (Shares Outstanding)

                       Part I - Financial Information
Item 1:  Financial Statements
                            TECHNOLOGY 80 INC.
                         CONDENSED BALANCE SHEETS
                                (UNAUDITED)

       ASSETS                                        February 28,     August 31,
                                                         1999            1998
                                                     ------------  -------------
CURRENT ASSETS
  Cash and cash equivalents                          $ 2,078,643    $ 1,667,363
  Short-term investments                                    -            49,048
  Accounts receivable (less allowance
    for doubtful accounts:
    Feb. 28 - $12,000; Aug. 31 - $12,000)                514,272        666,933
  Inventories                                          1,217,769      1,357,461
  Deferred taxes                                          41,000         41,000
  Other current assets                                    17,988         82,972
                                                     -----------    -----------
    TOTAL CURRENT ASSETS                               3,869,672      3,864,777
                                                     -----------    -----------
PROPERTY AND EQUIPMENT
  Furniture and equipment                                530,149        524,035
  Leasehold improvements                                  23,060         23,060
                                                     -----------    -----------
                                                         553,209        547,095
  Less accumulated depreciation                          450,249        430,524
                                                     -----------    -----------
                                                         102,960        116,571
                                                     -----------    -----------
OTHER ASSETS
  Investments                                          1,578,969      1,955,678
  Deferred taxes                                         235,500        265,000
                                                     -----------    -----------
                                                       1,814,469      2,220,678
                                                     -----------    -----------
TOTAL ASSETS                                         $ 5,787,101    $ 6,202,026
                                                     ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $    55,535    $    87,418
  Accrued payroll and payroll taxes                      129,688        464,816
  Payable to investment company                             -            77,750
  Accrued liabilities - other                             19,524        217,950
                                                     -----------    -----------
    TOTAL CURRENT LIABILITIES                            204,747        847,934
                                                     -----------    -----------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value (authorized -
    5,000,000 shares; issued and outstanding:
    Feb. 28 - 1,683,983; Aug. 31 - 1,646,733
    shares)                                               16,840         16,468
  Additional paid-in capital                           3,504,546      3,450,732
  Other - loans                                         (193,811)      (172,072)
  Accumulated other comprehensive
    income (loss)                                       (321,236)      (491,238)
  Retained earnings                                    2,576,015      2,550,202
                                                     -----------    -----------
                                                       5,582,354      5,354,092
                                                     -----------    -----------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                          $ 5,787,101    $ 6,202,026
                                                     ===========    ===========

See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.

                      CONDENSED STATEMENTS OF INCOME

                                (UNAUDITED)

                              Three months ended       Six months ended
                                  February 28,            February 28,
                           ------------------------ -----------------------
                                   1999         1998        1999         1998
                               -----------  ----------- -----------  -----------
REVENUES                       $1,054,292   $1,429,677  $2,064,042   $2,753,274

COST OF GOODS SOLD                431,882      556,959     818,545    1,097,206
                               ----------   ----------  ----------   ----------
GROSS PROFIT                      622,410      872,718   1,245,497    1,656,068
                               ----------   ----------  ----------   ----------
OPERATING EXPENSES
  General and
    administrative                227,235      156,026     395,166      305,725
  Research and development        217,936      203,996     406,137      380,890
  Selling                         145,082      180,170     306,410      383,059
                               ----------   ----------  ----------   ----------
  TOTAL OPERATING EXPENSES        590,253      540,192   1,107,713    1,069,674
                               ----------   ----------  ----------   ----------

INCOME FROM OPERATIONS             32,157      332,526     137,784      586,394

OTHER INCOME (LOSS)              (175,338)     165,189    (112,971)     224,729
                               ----------   ----------  ----------   ----------
INCOME (LOSS) BEFORE
  INCOME TAXES                   (143,181)     497,715      24,813      811,123

PROVISION (BENEFIT) FOR
  INCOME TAXES                    (46,700)     175,000      (1,000)     279,000
                               ----------   ----------  ----------   ----------

NET INCOME (LOSS)             ($   96,481)  $  322,715  $   25,813   $  532,123
                               ==========   ==========  ==========   ==========

BASIC EARNINGS PER SHARE           ($0.06)       $0.20       $0.02        $0.33
                                    =====        =====       =====        =====

DILUTED EARNINGS PER SHARE         ($0.06)       $0.18       $0.01        $0.30
                                    =====        =====       =====        =====


See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.
            CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (UNAUDITED)

                                   Three months ended        Six months ended
                                       February 28,             February 28,
                                 ---------------------     --------------------
                                   1999         1998         1999        1998
                                 --------    ---------    ---------   ---------

Net income (loss)               ($ 96,481)   $ 322,715    $  25,813   $ 532,123
                                 --------    ---------    ---------   ---------
Other comprehensive
 income (loss):
   Unrealized gain (loss)
    on investments during
    the period (net of (tax)
    benefit of $75,000,
    ($81,600), ($23,100)
    and ($10,800))               (133,398)     145,177       41,227      19,224
   Less reclassification
    adjustment for (gains)
    losses included in net
    income (net of (tax)
    benefit of ($80,000),
    $51,000, ($72,400) and
    $62,900)                      142,626      (90,697)     128,775    (111,952)
                                 --------    ---------    ---------   ---------
                                    9,228       54,480      170,002     (92,728)
                                 --------    ---------    ---------   ---------
Comprehensive income
 (loss)                         ($ 87,253)   $ 377,195    $ 195,815   $ 439,395
                                 ========    =========    =========   =========



See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                            Six months ended
                                                              February 28,
                                                            1999        1998
                                                        ----------   ----------
OPERATING ACTIVITIES
  Net income                                            $   25,813   $  532,123
  Adjustments to reconcile net income to
   net cash used by operating activities:
     Depreciation and amortization                          25,772       20,116
     Deferred taxes                                         71,750       24,700
     Gain (loss) on sale of investments                    201,211     (174,924)
     Gain on sale of fixed asset                              -            (384)
     Changes in operating assets and liabilities:
       Accounts receivable                                  92,661       (7,322)
       Inventories                                         139,692       40,019
       Other current assets                                 64,984       (1,105)
       Accounts payable                                    (31,883)      (3,207)
       Accrued income taxes                                   -          41,110
       Accrued liabilities                                (611,304)    (676,916)
                                                        ----------   ----------
    NET CASH USED BY OPERATING ACTIVITIES                  (21,304)    (205,790)
                                                        ----------   ----------
INVESTING ACTIVITIES
  Proceeds from sale of equipment                             -           1,350
  Purchase of equipment                                    (12,160)     (37,906)
  Proceeds from sales and maturities of investments        529,803    1,273,514
  Purchases of investments                                (117,506)  (1,219,219)
  Loans for stock purchases                                (26,641)        -
  Payments on loans for stock purchases                      4,902         -
                                                        ----------   ----------
    NET CASH PROVIDED BY INVESTING ACTIVITIES              378,398       17,739
                                                        ----------   ----------
FINANCING ACTIVITIES
  Proceeds from exercise of stock options                   54,186       33,546
                                                        ----------   ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES               54,186       33,546
                                                        ----------   ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                          411,280     (154,505)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 THE PERIOD                                              1,667,363      284,261
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD          $2,078,643   $  129,756
                                                        ==========   ==========


See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.

            NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                             February 28, 1999


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

NOTE B - EARNINGS PER SHARE

  Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (SFAS No. 128). SFAS No. 128 requires the Company to report both basic earnings per share which is based on weighted-average number of common shares outstanding and diluted earnings per share which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. All earnings per share data in this report reflect basic earnings per share, unless otherwise indicated. The details of the earnings per share calculations for the three and six months ending February 28, 1999 and 1998 are as follows:

                                      Three months ended  Six months ended
                                           February 28,      February 28,
                                   ---------------------- ----------------------
                                       1999       1998       1999        1998
                                   -----------  --------- ----------   ---------
Basic:
  Average shares outstanding        1,681,397   1,635,651  1,664,065   1,625,411
                                    =========   =========  =========   =========
  Net income (loss)                ($  96,481)  $ 322,715  $  25,813   $ 532,123
                                    =========   =========  =========   =========
  Per share amount                     ($0.06)      $0.20      $0.02       $0.33
                                        =====       =====      =====       =====

Diluted:
  Average shares outstanding        1,681,397   1,635,651  1,664,065   1,625,411
  Net effect of dilutive
   stock options-based on
   treasury stock method                -0-       124,655    106,820     126,601
                                    ---------   ---------  ---------   ---------

                                    1,681,397   1,760,306  1,770,885   1,752,012
                                    =========   =========  =========   =========
  Net income (loss)                ($  96,481)  $ 322,715  $  25,813   $ 532,123
                                    =========   =========  =========   =========

  Per share amount                     ($0.06)      $0.18      $0.01       $0.30
                                        =====       =====      =====       =====

NOTE C - COMPREHENSIVE INCOME

       The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for the reporting and presentation of changes in equity from nonowner sources in the financial statements. Nonowner changes in stockholders' equity consist of net income and unrealized holding gains and losses on marketable securities.

       Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

Item 2:  Management's Discussion and Analysis

Results of Operations
---------------------

Revenues for the second quarter ended February 28, 1999 decreased 26% from the same period the preceding year and decreased 25% for the six months ended February 28, 1999, compared to the six months ended February 28, 1998. The revenue decrease has primarily resulted from a slow-down in the semi-conductor capital equipment market relating primarily to the instability in Asian financial markets, delays in the acceptance of next generation wafer-processing technology, and erosion of DRAM margins.

Gross profit percentages for the second quarter ended February 28, 1999 and 1998 were 59% and 61%, respectively. Gross profit percentages for the six months ended February 28, 1999 and 1998 were 60%.

Operating expenses as a percentage of sales was 56% for the three months and 54% for the six months ended February 28, 1999 compared to 38% and 39% for the same periods the prior year, respectively. The increase in operating expenses as percentage of revenue was due primarily to the decrease in revenue for the quarter and six months.

Other income decreased $340,527 for the quarter ended February 28, 1999 and decreased $337,700 for the six months ended February 28, 1999 from the same periods the preceding year. The decrease was primarily a result of partially liquidating the Company's investments in anticipation of the pending merger.

The Company had a net loss of $96,481 for the quarter ended February 28, 1999 compared to net income of $322,715 for the quarter ended February 28, 1998. Net income for the six months ended February 28, 1999 and February 28, 1998 was $25,813 and $532,123, respectively. The decrease was primary due to the decrease in revenue for the three and six months.

Liquidity and Capital Resources
-------------------------------

Registrant's balance sheet shows a strong capital position. Operations used $21,304 in cash during the six months compared to $205,790 the same period the prior year. Cash and cash equivalents increased $1,667,363 since August 31, 1998. Investing activities provided cash of $378,398 primarily due to the partial liquidation of the Company's investments in anticipation of the pending merger. Proceeds from the exercise of stock options was $54,186. Registrant expects that there will be sufficient capital to fund its operations during fiscal year 1999.

At February 28, 1999, the Company had investments with a cost and fair market value of $2,081,205 and $1,578,969, respectively, consisting primarily of investments in equity securities. This compares to a cost and fair market value of $2,772,464 and $2,004,726, respectively, at August 31, 1998. Approximately 45% of the fair market value was represented by
investments in three companies at February 28, 1999.   Approximately 46% of
the fair market value as of August 31, 1998 was represented by investments in four companies.

Registrant has no long-term debt and does not anticipate, at this time, that it will be necessary to seek any debt financing in the near future for ongoing operations, but may consider some type of financing for other purposes.

Year 2000 Issue
---------------

The Company has completed an assessment of Year 2000 compliance for its products and critical operating and application systems. This assessment identified no material Year 2000 compliance issues. The Company expects to be fully Year 2000 compliant prior to December 31, 1999. The costs associated with the assessment and any modifications were less than $10,000.

The Company's controllers and encoder interface products are not affected by the Year 2000. Depending on the customer's particular application, certain of the Company's carrier boards may be susceptible to Year 2000 problems. Sales of these carrier boards have represented as much as 10% of the Company's revenues in recent periods. Customers may seek redress from the Company in the event that the Company's products are not Year 2000 compliant.

Ultimately, the potential impact of the Year 2000 issue will depend not only on the actions taken by the Company, but also how the Year 2000 issue is addressed by customers, vendors, service providers, utilities, governmental agencies and other entities with which the Company does business. The Company is communicating with these parties to learn commitment dates from the various parties as to their Year 2000 readiness and delivery of compliant software and other products. This process will continue throughout fiscal year 1999. The Year 2000 efforts of third parties are not within the Company's control, however, and their failure to respond to Year 2000 issues successfully could result in business disruption and increased operating cost for the Company. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition. The Company expects to assess its need for contingency plans during 1999.

In the most reasonably likely worst case scenario, the failure of a material vendor or system to be Year 2000 compliant could prevent or delay delivery of the Company's product to its customers or have other unforeseen adverse consequences. The Company believes that its continuing Year 2000 compliance efforts minimize this risk, but such a scenario is possible and could result in decreased revenues and damage to its customer relationships.

The foregoing discussion regarding the timing, effectiveness, implementation, and cost of the Company's Year 2000 compliance efforts contains forward-looking statements which are based on management's best estimates derived using assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, the availability of key Year 2000 personnel, the Company's ability to locate and correct all relevant computer codes, the readiness of third parties, and the Company's ability to respond to unforeseen year 2000 complications. Such material differences could result in, among other things, business disruptions, operational problems, financial loss, legal liability and similar risks.

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

Item 6:   Exhibits and Reports on Form 8-K
          --------------------------------

          a.  Exhibits
              --------

              Exhibit 27 - Financial data schedule.

          b.  Reports on Form 8-K
              -------------------

              Two reports were filed on Form 8-K during the quarter.

              On a report dated December 11, 1998, the Company announced that it had signed a letter of intent to sell the Company to ACS Electronics.

              On a report dated January 26, 1999, the Company announced that it had signed an agreement and plan of merger and reorganization with ACS Electronics.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Technology 80 Inc.
                                      --------------------------------
                                                (Registrant)


      March 29, 1999                  /s/ Duane Markus, President, CEO
-------------------------             --------------------------------
          (Date)                         Duane Markus, President, CEO