Form 10QSB
period 1999-05-31
TECHNOLOGY 80 INC
filed 1999-07-12
CIK 735703

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31,
     1999.
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____ TO ____.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    Common Stock, $0.01 par value             1,694,858
    -----------------------------        --------------------
          (Title of Class)               (Shares Outstanding)


                     Part I - Financial Information

Item 1:  Financial Statements

                            TECHNOLOGY 80 INC.
                         CONDENSED BALANCE SHEETS
                                (UNAUDITED)

          ASSETS
                                                      May 31,   August 31,
                                                       1999        1998
                                                    ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents                         $3,645,392  $1,667,363
  Short-term investments                                  -         49,048
  Accounts receivable (less allowance for doubtful
   accounts: May 31 - $12,000; Aug. 31 - $12,000)      702,322     666,933
  Inventories                                        1,014,583   1,357,461
  Deferred taxes                                        41,000      41,000
  Other current assets                                 142,913      82,972
                                                    ----------  ----------
    TOTAL CURRENT ASSETS                             5,546,210   3,864,777
                                                    ----------  ----------
PROPERTY AND EQUIPMENT
  Furniture and equipment                              538,268     524,035
  Leasehold improvements                                23,060      23,060
                                                    ----------  ----------
                                                       561,328     547,095
  Less accumulated depreciation                        461,502     430,524
                                                    ----------  ----------
                                                        99,826     116,571
                                                    ----------  ----------

OTHER ASSETS
  Investments                                          224,641   1,955,678
  Deferred taxes                                       197,500     265,000
                                                    ----------  ----------
                                                       422,141   2,220,678
                                                    ----------  ----------
      TOTAL ASSETS                                  $6,068,177  $6,202,026
                                                    ==========  ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $   35,282  $   87,418
  Accrued payroll and payroll taxes                    160,191     464,816
  Accrued income taxes                                  84,500        -
  Payable to investment company                           -         77,750
  Accrued liabilities - other                           31,247     217,950
                                                    ----------  ----------
TOTAL CURRENT LIABILITIES                              311,220     847,934
                                                    ----------  ----------

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value (authorized -
   5,000,000 shares; issued and outstanding -
   May 31, 1,694,733, Aug. 31, 1,646,733 shares)        16,947      16,468
  Paid-in capital                                    3,523,204   3,450,732
  Other - loans                                       (162,809)   (172,072)
  Accumulated other comprehensive income (loss)       (166,409)   (491,238)
  Retained earnings                                  2,546,024   2,550,202
                                                    ----------  ----------
                                                     5,756,957   5,354,092
                                                    ----------  ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $6,068,177  $6,202,026
                                                    ==========  ==========

See notes to condensed financial statements.

                             TECHNOLOGY 80 INC.
                      CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                  Three months ended       Nine months ended
                                        May 31,                 May 31,
                                  1999         1998        1999         1998
                                  ----         ----        ----         ----

REVENUES                       $1,233,119   $1,498,149  $3,297,161   $4,251,423

COST OF GOODS SOLD                466,895      536,652   1,285,440    1,633,858
                               ----------   ----------  ----------   ----------

GROSS PROFIT                      766,224      961,497   2,011,721    2,617,565
                               ----------   ----------  ----------   ----------

OPERATING EXPENSES
  General and administrative      146,812      180,026     541,978      485,751
  Research and development        223,482      185,895     629,619      566,785
  Selling                         177,657      224,852     484,067      607,911
                               ----------   ----------  ----------   ----------
    TOTAL OPERATING EXPENSES      547,951      590,773   1,655,664    1,660,447
                               ----------   ----------  ----------   ----------

INCOME FROM OPERATIONS            218,273      370,724     356,057      957,118

OTHER INCOME (LOSS)              (289,664)      40,889    (402,635)     265,618
                               ----------   ----------  ----------   ----------

INCOME (LOSS) BEFORE INCOME
 TAXES                            (71,391)     411,613     (46,578)   1,222,736

PROVISION (BENEFIT) FOR
 INCOME TAXES                     (41,400)     143,000     (42,400)     422,000
                               ----------   ----------  ----------   ----------

NET INCOME (LOSS)              $  (29,991)  $  268,613  $   (4,178)  $  800,736
                               ==========   ==========  ==========   ==========

BASIC EARNINGS PER SHARE           ($0.02)       $0.16      ($0.00)       $0.49
                                    =====        =====       =====        =====

DILUTED EARNINGS PER SHARE         ($0.02)       $0.15      ($0.00)       $0.46
                                    =====        =====       =====        =====

See notes to condensed financial statements.

                               TECHNOLOGY 80 INC.
             CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                       Three months ended    Nine months ended
                                              May 31,              May 31,
                                        1999       1998       1999       1998
                                        ----       ----       ----       ----

Net income (loss)                    $(29,991)  $268,613   $ (4,178)  $800,736
                                     --------   --------   --------   --------

Other comprehensive income (loss):
  Unrealized gain (loss) on
   investments during the period
     (net of (tax) benefit of
     $31,900, ($37,300), $8,300
     and ($48,000))                   (56,707)    66,461    (14,916)    85,457
  Less reclassification adjustment
   for (gains) losses included in
   net income
     (net of (tax) benefit of
     ($119,000), $3,600,($192,000)
     and $66,800)                     211,534     (6,421)   339,745   (118,145)
                                     --------   --------   --------   --------
                                      154,827     60,040    324,829    (32,688)
                                     --------   --------   --------   --------

Comprehensive income (loss)          $124,836   $328,653   $320,651   $768,048
                                     ========   ========   ========   ========


See notes to condensed financial statements.

                              TECHNOLOGY 80 INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Nine months ended
                                                                May 31,
                                                           1999         1998
                                                       -----------  -----------
OPERATING ACTIVITIES
  Net income (loss)                                    $   (4,178)  $  800,736
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                         37,371       31,644
     Deferred taxes                                       (37,250)      39,700
     (Gain) loss on sale of investments                   531,745     (184,945)
     Gain on sale of fixed asset                             (218)        (384)
     Changes in operating assets and liabilities:
       Accounts receivable                                (35,389)     165,539
       Inventories                                        342,878     (174,119)
       Other current assets                               (59,941)       6,792
       Accounts payable                                   (52,136)     (46,059)
       Accrued income taxes                                84,500       84,010
       Accrued liabilities                               (569,078)    (623,001)
                                                       ----------   ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES       238,304       99,913
                                                       ----------   ----------

INVESTING ACTIVITIES
  Proceeds from sale of equipment                           2,430        1,350
  Purchase of equipment                                   (23,274)     (50,582)
  Proceeds from sales and maturities of investments     2,001,735    1,645,062
  Purchases of investments                               (323,381)  (1,826,252)
  Loans for stock purchases                               (26,641)        -
  Payments on loans for stock purchases                    35,904         -
                                                       ----------   ----------
    NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                         1,666,773     (230,422)
                                                       ----------   ----------

FINANCING ACTIVITIES
  Proceeds from exercise of stock options                  72,952       33,546
                                                       ----------   ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES              72,952       33,546
                                                       ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    1,978,029      (96,963)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD    1,667,363      284,261
                                                       ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD         $3,645,392   $  187,298
                                                       ==========   ==========

See notes to condensed financial statements.

                              TECHNOLOGY 80 INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 May 31, 1999


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

NOTE B - EARNINGS PER SHARE

Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (SFAS No. 128). SFAS No. 128 requires the Company to report both basic earnings per share which is based on weighted-average number of common shares outstanding and diluted earnings per share which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. All earnings per share data in this report reflect basic earnings per share, unless otherwise indicated. The details of the earnings per share calculations for the three and nine months ending May 31, 1999 and 1998 are as follows:

                                      Three months ended     Nine months ended
                                           May 31,                 May 31,
                                     --------------------  --------------------

                                        1999       1998       1999       1998
                                     ---------  ---------  ---------  ---------
Basic:
  Average shares outstanding         1,687,619  1,640,420  1,671,916  1,627,451
                                     =========  =========  =========  =========
  Net income (loss)                  $ (29,991) $ 268,613  $  (4,178) $ 800,736
                                     =========  =========  =========  =========
  Per share amount                      ($0.02)     $0.16     ($0.00)     $0.49
                                         =====      =====      =====      =====

Diluted:
  Average shares outstanding         1,687,619  1,640,420  1,671,916  1,627,451
  Net effect of dilutive stock
   options - based on
   treasury stock method                -0-       123,367     38,324    128,486
                                     ---------  ---------  ---------  ---------
                                     1,687,619  1,763,787  1,710,240  1,755,937
                                     =========  =========  =========  =========

  Net income (loss)                  $ (29,991) $ 268,613  $  (4,178) $ 800,736
                                     =========  =========  =========  =========
  Per share amount                      ($0.02)     $0.15     ($0.00)     $0.46
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

Item 2:  Management's Discussion and Analysis

Results of Operations
---------------------

Revenues for the third quarter ended May 31, 1999 decreased 18% from the same period the preceding year and decreased 22% for the nine months ended May 31, 1999, compared to the nine months ended May 31, 1998. The revenue decrease has primarily resulted from a slow-down in the semi-conductor capital equipment market relating primarily to the instability in Asian financial markets, delays in the acceptance of next generation wafer-processing technology, and erosion of DRAM margins.

Gross profit percentages for the third quarter ended May 31, 1999 and 1998 were 62% and 64%, respectively. Gross profit percentages for the nine months ended May 31, 1999 and 1998 were 61% and 62%, respectively.

Operating expenses as a percentage of sales was 44% for the three months and 50% for the nine months ended May 31, 1999 compared to 39% for the same periods the prior year. The increase in operating expenses as percentage of revenue was due primarily to the decrease in revenue for the third quarter and nine months.

Other income decreased $330,553 for the quarter ended May 31, 1999 and decreased $668,253 for the nine months ended May 31, 1999 from the same periods the preceding year. The decrease was primarily a result of liquidating a substantial portion of the Company's investments in anticipation of the merger that was terminated May 25, 1999.

The Company had a net loss of $29,991 for the quarter ended May 31, 1999 compared to net income of $268,613 for the quarter ended May 31, 1998. The nine months ended May 31, 1999 resulted in a loss of $4,178 compared to net income of $800,736 for the nine months ended May 31, 1998. The decrease was primarily due to the decrease in revenue and losses on investments sold in anticipation of the merger that was terminated May 25, 1999.

Liquidity and Capital Resources
-------------------------------

Registrant's balance sheet shows a strong capital position. Operations provided $238,304 in cash during the nine months compared to $99,913 the same period the prior year. Cash and cash equivalents increased $1,978,029 since August 31, 1998. Investing activities provided cash of $1,666,773 primarily due to the liquidation of a substantial portion of the Company's investments in anticipation of the merger terminated on May 25, 1999. Proceeds from the exercise of stock options was $72,952 Registrant expects that there will be sufficient capital to fund its operations during fiscal year 1999.

At May 31, 1999, the Company had investments with a cost and fair market value of $485,050 and $224,641, respectively, consisting primarily of investments in equity securities. This compares to a cost and fair market value of $2,772,464 and $2,004,726, respectively, at August 31, 1998. Approximately 95% of the fair market value was represented by investments in two companies at May 31,
1999.   Approximately 46% of the fair market value as of August 31, 1998 was represented by investments in four companies.

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

             None.

         b.  Reports on Form 8-K
             -------------------

             One report was filed on Form 8-K during the quarter.

             On a report dated May 25, 1999, the Company announced that ACS Electronics, Ltd. terminated its agreement to acquire Technology 80 Inc.

                                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     Technology 80 Inc.
                                          -------------------------------------
                                                        (Registrant)


      July 9, 1999                          /s/ Duane Markus, President, CEO
-------------------------                 -------------------------------------
         (Date)                                Duane Markus, President, CEO